Form 10KSB
period 2001-12-31
WORLDWIDE MEDICAL CORP/CA/
filed 2002-04-23
CIK 1159544

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

(Mark  One)

     [X]     Annual  Report under Section 13 or 15(d) of the Securities Exchange
     Act  of  1934

     For  the  fiscal  year  ended  December  31,  2001.

     [   ]     Transition  report  under  section  13 or 15(d) of the securities exchange  act  of  1934

     For  the  transition  period  from  ________________  to  _______________

     Commission  file  number:  000-32475

                          Worldwide Medical Corporation
                          -----------------------------
                 (Name of Small Business Issuer in Its Charter)

          Delaware                                        33-0601331
          --------                                        ----------
     (State  or  Other  Jurisdiction  of                     (I.R.S. Employer
     Incorporation  or Organization)                         Identification No.)

          13  Spectrum  Pointe  Drive,  Lake  Forest,  California          92630
          -------------------------------------------------------          -----
             (Address  of  principal executive offices)               (Zip Code)

                                 (949) 598-8378
                                 --------------
                (Issuer's Telephone Number, including area code)

     Securities  registered  under  Section  12(b)  of  the  Exchange  Act:

          Title  of  Each  Class                         Name  of  Each Exchange
                                                          On  Which  Registered
          ----------------------                          ---------------------

               None
               ----                                               ----

               ----                                               ----

     Securities  registered  under  Section  12(g)  of  the  Exchange  Act:

                          Common Stock, $0.01 par value
                          -----------------------------
                                (Title of Class)

                          -----------------------------
                                (Title of Class)

     Check  whether  the  issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X          No  ____
     -

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State  issuer's  revenues  for  its  most  recent  fiscal year. $2,867,000.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of April 3, 2002: $3,459,304.44.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. On April 3, 2002, there were
                                                    ----------------------------
     14,810,069  shares  of  the  Registrant's  Common  Stock  outstanding.
     ----------------------------------------------------------------------


                                                      TABLE OF CONTENTS

ITEM     PAGE
----     ----


        PART I
    1.    Description of Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6
    2.    Description of Property . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  26
    3.    Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  27
    4.    Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  29

        PART II

    5.    Market for Common Equity and Related Stockholder Matters. . . . . . . . . . . . . . . . . . . . . . . . . . . .  29
    6.    Management's Discussion and Analysis of Financial Condition and
          Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  31
    7.    Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  39
    8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. . . . . . . . . . . . . .  39

        PART III

    9.    Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act  40
   10.    Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  43
   11.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. . . . . . . . .  44
   12.    Certain Relationships and Related Transactions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  47
   13.    Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  52

                                     PART I

     This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or the Company's future financial performance. The Company has attempted to identify forward-looking statements by terminology including "anticipates," "believes," "expects," "can," "continue," "could," "estimates," "expects," "intends," "may," "plans," "potential," "predicts," "should" or "will" or the negative of these terms or other comparable terminology. These statements are only predictions, and forward-looking statements, and involve known and unknown risks, uncertainties and other factors, including the risks outlined under "Risk Factors" contained in Part I of this Annual Report that may cause the Company's actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. For all of these predictions and forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private
Securities  Litigation  Reform  Act  of  1995.

     Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. The Company's expectations are as of the date this Form 10-KSB is filed, and the Company does not intend to update any of the forward-looking statements after the date this Annual Report on Form 10-KSB is filed to conform these statements to actual results, unless required by law.


CAUTIONARY  STATEMENT  CONCERNING  FORWARD-LOOKING  STATEMENTS.

     Certain statements we make in this Annual Report on Form 10-KSB (as well as in other public filings, our web site, press releases, and oral statements made by Company management and/or representatives,) constitute forward-looking statements, which are subject to risks and uncertainties. Forward-looking statements include information concerning:

-     our  belief  concerning  future  sales  and  net  earnings  growth;

-     our  belief  concerning  the  growth  of  our  cash  flow;

- our ability to reduce selling, general and administrative expenses as a percentage of net sales;

- our belief that we have sufficient positive cash flow to support our working capital needs and debt service requirements;

-     our  belief  that  we  can  improve  inventory  turnover;  and

- our future results of operations, including sales and earnings per share growth.

     You should understand that the following important factors, in addition to those discussed elsewhere in this Annual Report and in the documents that are incorporated by reference (and in our other public filings, press releases, and oral statements made by Company management and/or representatives), could cause actual results to differ materially from those expressed in the forward-looking statements:

WHAT  FACTORS  COULD  AFFECT  THE  OUTCOME  OF  OUR  FORWARD-LOOKING STATEMENTS?

INDUSTRY  AND  MARKET  FACTORS

-     changes  in  economic conditions generally or in the markets served by us;

- future federal and/or state regulatory and legislative actions affecting Worldwide and/or our markets;

-     consumer  preferences  and  spending  patterns;  and

-     competition  from  others,  and  from  alternative  distribution channels.

OPERATING  FACTORS

-     our  ability  to  continue  to  implement  new  information  technologies;

-     our  ability  to  continue  to  purchase  inventory  on  favorable  terms;

-     adverse  determinations  with  respect  to  litigation  or  other  claims;

-     our  ability  to  attract, hire, and retain suitable management personnel;
      and

- our ability to establish effective advertising, marketing and promotional programs, including pricing strategies, in the different geographic markets in which we sell our products.


     Significant variability in orders during any period may have a material adverse impact on the Company's cash flow, and any significant decrease in orders could have a material adverse impact on the Company's results of operations and financial condition. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance. Fluctuations in the Company's operating results could cause the price of the Company's Common Stock to fluctuate substantially.

ITEM  1.     DESCRIPTION  OF  BUSINESS.

     Worldwide Medical Corporation ("Worldwide," the "Company," or "we"), is engaged in the marketing and distribution of accurate and confidential diagnostic tests that deliver immediate and preliminary results for detection of drugs of abuse and other medical conditions in humans, including, but not limited to, hidden blood in the stool, alcohol breath scans, and home screening for cholesterol. Products are sold under our trademark "First Check(R)" and promoted with our motto: "When the need to know is NOW." Our other diagnostic assays include fertility tests to detect pregnancy and ovulation and assays for certain infections and sexually transmitted diseases. In medicine, an "assay" is the means of measuring a substance of clinical interest. The results of the measurement are either qualitative, "yes/no," or quantitative, i.e. the number of an item, for example, red blood cells, in a sample. Sales of our ovulation and infectious disease diagnostic products have not been significant to, date; primarily because of the limited resources we have available to market the products, competitive market-place issues, and the current lack of required governmental approval for those products. See "Products" and "Marketing and Sales."

     We introduced our First Check family of diagnostic tests at the American Association of Clinical Chemistry annual convention in August of 1995. Commercial sales were first generated in December of 1995, and we were considered a development-stage enterprise prior to 1996.

     Historically, we have generated substantially all of our net revenues from our drugs of abuse tests. For our 2001 and 2000 fiscal years, our drugs of abuse tests were responsible for approximately 82 percent and 87 percent, of our net revenues, our alcohol breath tests were responsible for approximately 3 percent and 4 percent of our net revenues, our colorectal screening tests were responsible for approximately 14 percent and 4 percent of our net revenue, our cholesterol tests were responsible for approximately 1 percent and 0 percent of our net revenue, and our infectious disease tests were responsible for approximately 1 percent and 5 percent of our net revenue, respectively.
Commencing late in our 2000 fiscal year, the colorectal portion of the net revenues increased because we began to increase our marketing attention on this product during the year ended December 31, 2001.

     The development, manufacture, and marketing of medical diagnostic products are subject to regulation by the United States Food and Drug Administration (the "FDA") and other federal, state, and local entities. The FDA regulates pre-clinical and clinical testing, manufacturing, labeling, distribution, and promotion of medical devices under the Federal Food, Drug and Cosmetic Act ("FFDCA") and regulations promulgated thereunder Section 510(k) of the FFDCA requires certain medical device manufacturers to notify FDA, at least 90 days in advance, of their intent to market a medical device. This is known as "Pre-market Notification," also called PMN or 510(k). The notification allows the FDA to determine whether the specific device is equivalent to a device already placed into one of three classification categories. A "new" device, that is, one not in commercial distribution prior to May 28, 1976, that has not been so classified, can be properly identified. Specifically, a medical device manufacturer is required to submit a pre-market notification if it intends to introduce a device into commercial distribution for the first time or to reintroduce a device that will be significantly changed or modified to the extent that its safety or effectiveness could be affected. Such change or modification could relate to the design, material, chemical composition, energy source, manufacturing process, or intended use.

     Thus, 510(k) clearance is an FDA designation that indicates that the test results are reliable and correlate to the claims made by the manufacturer and that permits the sale of the device by the manufacturer to professionals. A 510(k) "over-the-counter" ("OTC") clearance is a separate FDA designation that indicates not only that the test results are reliable and correlate to the claims by the manufacturer, but also that the packaging, instructions, and language, as reviewed by the FDA, can be readily understood by a non-professional consumer, and that the sale of the device by the manufacturer is also permitted to the general public.

     All of the products that we currently offer, both for professional and for consumer use, have been deemed by the FDA to be "substantially equivalent" to other devices placed into commercial distribution prior to May 28, 1976, by other entities and all of our products have received the relevant 510(k) clearance from the FDA for distribution in the United States. All of our First Check family of products has also received 510(k) over-the-counter clearance from the FDA. On June 23, 2000, the Company received its OTC clearance from the FDA for three of our First Check urine-based tests for drugs of abuse: "panel one" for marijuana, "panel two" for marijuana and cocaine, and "panel three" for marijuana, cocaine, and methamphetamines. Final 510(k) OTC clearance from the FDA of our "panel four" test, which screens for marijuana, cocaine, methamphetamines, and opiates, was received in October 2000. In 2001, the FDA provided our supplier, V-Tech, Inc., with 510(k) OTC clearance for our five-panel integrated cup-testing product for marijuana, cocaine, amphetamines, opiates, and phencyclidine ("PCP"). We have decided to market this five-panel test to the professional, rather than the consumer, market. Accordingly, we have incorporated an adulterant strip that detects masking agents in human urine. See "Products" and "Governmental Regulation," below.

     Under the FDA's new product clearance guidelines for home testing for drugs of abuse, the consumer, in addition to securing an accurate and confidential preliminary test result, also must be provided with the option to request a confirmatory laboratory test. Management believes that the category of home screening test products is emerging rapidly as a growth opportunity for major drug, discount, and supermarket retailers. Our 510(k) OTC clearance provides us with an opportunity to be early to market with our First Check rapid tests that deliver unmasked, drug-specific, accurate, and confidential preliminary results in the privacy of the user's home or work place.

     On January 1, 2001, the Company, Dr. Francisco Rojas, our Chief Scientific Officer and one of our Directors, and Dr. Ines Moretti formed Spectrum Analytics, Inc. ("Spectrum"), a California corporation, that provides gas chromatography/mass spectrometry ("GC/MS") confirmatory analysis for our First Check customers. GC/MS is a combination of sophisticated instrumentation and techniques that can accurately confirm the presence of and identify a drug of abuse in a biological specimen. Until April 2, 2002, 50 percent of Spectrum's equity was owned by the Company and 50 percent was owned by Drs. Rojas and Moretti. Effective that date, the Company purchased the equity owned by Drs. Rojas and Moretti for the following consideration: (i) the Company forgave a $58 thousand obligation from Pyxis Laboratories, Inc., a company wholly owned by Dr. Moretti, through which she held her ownership of Spectrum; and (ii) the Company issued 50,000 shares of its common stock to Dr. Rojas, which shares were valued at an aggregate of $20,250. At Spectrum's inception, Drs. Rojas and Moretti contributed $50 thousand in equipment to Spectrum and the Company contributed $50 thousand in capital. Thereafter, Drs. Rojas and Moretti have provided on-going laboratory services and the Company has provided necessary operating capital to Spectrum. During the year ended December 31, 2001, the Company allocated $85 thousand in expenses to Spectrum, consisting of salary, rent, utilities, and other operating costs, advanced $171 thousand to Spectrum and its vendors, and paid $30 thousand to Spectrum for confirmatory tests performed for the benefit of purchasers of the Company's Drugs of Abuse tests. The net financial impact to the Company for all of such activities was a net investment of $236 thousand in Spectrum.

     In conjunction with our FDA OTC clearance, the Company re-designed its First Check product packaging. The re-design includes new artwork, new labeling, and a more comprehensive instruction booklet, as well as a transport box to be utilized to send the urine sample to Spectrum for GC/MS analysis. Management believes that the new product packaging will increase the products' on-the-shelf awareness and sales.

     The Company contracts with various manufacturers to provide us with components for our First Check family of products. We limit our production activities to assembly, packaging, labeling, and shipping. Since inception, our strategic plan has been to build an efficient domestic and international distribution network for our products. Our First Check family of products is primarily sold to laboratories, medical providers, employers, law enforcement agencies, educators, concerned parents, and the general public.

     The Company's long term goals include (i) commencing significant research and development activities to develop proprietary home testing products, (ii) diversifying our marketing and distribution channels, and (iii) entering long-term manufacturing agreements to secure lower cost, secure sources of supply for components of our products.

     The Company was incorporated in Delaware in 1983, and is the successor to a California corporation of the same name formed in 1994 ("Worldwide California") as a result of the September 1997 merger of Worldwide California with our wholly-owned subsidiary (the "Merger"). The Merger was accounted for as a reverse acquisition, with Worldwide California treated as the acquirer and no step-up recorded in the basis of its assets. Since the parent Delaware corporation was essentially a "public shell" with no assets, liabilities, or business operations prior to the Merger, the effect of the Merger was similar to a reincorporation. Our address is 13 Spectrum Pointe Drive, Lake Forrest, California 92630. Our telephone number is (949) 598-8378; our facsimile number is (949) 598-8757; and our web address is www.wwmed.com.

IMMUNOASSAY  TECHNOLOGY  BACKGROUND

     The Company's diagnostic tests are solid-phase enzyme immunoassays -- in vitro medical diagnostic procedures based upon the interaction of antigens and antibodies. An enzyme is a protein that facilitates or induces a specific chemical reaction. An immunoassay is the means of measuring a substance of clinical interest by using antigen-antibody reactions. In general, an "antigen" is a foreign substance, such as a drug complex, an infectious bacterium, or a virus, that stimulates the immune system to produce antibodies. An "antibody" is a protein that is a natural part of the human immune system that is produced by specialized cells to neutralize antigens and protect the body from foreign substances. Each type of antibody has a unique molecular structure that enables it to bind to, and eliminate one specific antigen to form an antigen-antibody complex. "Immunodiagnostic" testing makes use of the known characteristics of antigen-antibody binding to determine the concentration of a particular substance in a body by means of testing small samples of body fluid, such as urine, serum, or whole blood. The primary advantage of immunoassay testing in diagnostic medicine is its high degree of sensitivity and specificity. Sensitivity is the ability of an assay to detect and measure small quantities of a substance, while specificity is the ability of an assay to distinguish between similar materials.

     Commercial development and use of immunoassay tests in diagnostic medicine commenced in the mid-to-late 1960's. Immunoassay tests initially used a minute radioactive tracer to enable instruments to read test results. Subsequent developments use enzymes to produce a measurable color change. Commercial test kits incorporating the use of enzymes on a solid surface, such as a membrane, were first introduced in 1984. Membrane-based technology is particularly well suited for the development of accurate, economical, and rapid in vitro immunodiagnostic tests, referring to tests performed outside of the body. Membranes allow a test to eliminate interfering substances automatically, concentrate components, perform selected chemical steps sequentially, and determine sample sizes accurately, all without user involvement.

     These newer techniques advanced previous immunoassay technology by eliminating the need for instrumentation to measure color development. Variations of this technology form the basis for most of the rapid immunoassay test-systems that are currently manufactured and sold by numerous companies. An immunoassay test process typically involves introducing a patient specimen sample to the test system, which is normally enclosed in a small plastic shell, to allow an antigen-antibody reaction to occur. If the "analyte" is present, specifically bound "reagents," or chemicals added to the sample in order to cause a chemical or biological reaction that will enable measurement or identification of a target substance, remain in the area and other compounds in the system cause a color change. An analyte is a substance that is the subject or "end-point" of a diagnostic test, i.e., the substance to be detected or determined to be either absent or in a lower concentration than necessary to yield a positive result. A lack of color indicates that the patient sample did not contain detectable quantities of the target analyte. Rapid enzyme immunoassays are especially well suited for on-site "yes/no" diagnostic tests not requiring laboratory equipment; positive results can be confirmed by more extensive laboratory testing if desired under the particular circumstances.

     Management believes the market for in vitro diagnostic testing has experienced rapid growth due to growing public awareness of health and safety issues; recognition by physicians that regular diagnostic testing can result in earlier detection, diagnosis, and effective treatment; increased alcohol and drug-related screening by employers and other institutions; and the introduction of cost-effective and accurate products. On-site rapid diagnostic testing offered by enzyme immunoassay provides a fast, cost-effective, and accurate alternative to conventional clinical laboratory testing.

     Currently, the majority of diagnostic testing is done in centralized laboratories. Laboratory testing usually involves skilled technicians, who measure and process a specimen, add reagents, and use sophisticated instruments to read and calculate the results. Typically, results are not available for 24 to 72 hours. By contrast, on-site rapid enzyme immunoassay tests at the workplace or in other remote locations permit the user to obtain quantitative results, usually within minutes. On-site testing also eliminates the time, cost, shipment, and handling of specimen samples associated with utilizing remotely located laboratories. Management expects the market for on-site rapid immunodiagnostic testing to continue to grow, creating market opportunities for the Company.

PRODUCTS

     Set forth below is a list of our First Check rapid home screening tests and the current FDA status of each test:

-     Currently  sold  and FDA 510(k) cleared for professional use in the United
States.

Drugs  of  Abuse:
     THC  -  tetrahydrocannabinol,  or  marijuana
     COC  -  cocaine
     OPI  -  opiates/morphine/heroin
     AMP  -  amphetamines
     MET  -  methamphetamines
     BAR  -  barbituratesBZO  -  benzodiazepines
     PCP  -  Phencyclidine
     MTD  -  methadone

Infectious  Diseases:
     Mononucleosis
     Rubella,  or  German  measles
     Strep  A  (streptococcus  bacterial  throat  infection)

- Currently sold and FDA 510(k) OTC cleared for professional and consumer use in the United States.

Drugs  of  Abuse:
     Panel  I    -  THC
     Panel  II   -  THC  and  COC
     Panel  III  -  THC,  COC,  and  MET
     Panel  IV   -  THC,  COC,  MET,  and  OPI
     Panel  V    -  THC,  COC,  AMP,  OPI,  and  PCP

Fertility  Testing:
     human Chorionic Gonadotropin, or hCG lutenizing hormone, or LH

- Offered in the United States for research purposes only, and sold in small quantities outside the United States for professional and consumer use. Currently in clinical trials prior to preparation of an FDA application, the successful completion, preparation, or approval of any of which cannot be assured.

Infectious  Diseases:
     Helicobacter pylori; an infectious agent causing peptic and duodenal ulcers

Sexually  Transmitted  Diseases:
     Chlamydia

- Offered in the United States for research purposes only. Currently in pre-clinical studies prior to clinical trials and an FDA application, the successful completion, preparation, or approval of any of which cannot be assured.

Sexually  Transmitted  Diseases:
     human  immunodeficiency  virus,  or  HIV  1  /  2

Drugs  of  Abuse

     We sell test kits that react to the following drugs of abuse: marijuana, cocaine, and opiates, such as morphine and heroin, amphetamines, PCP, Ecstasy, and methamphetamine, and barbiturates and benzodiazepines.

Cholesterol  Testing

     We sell kits that test for high cholesterol, or hypercholesterolemia, a risk factor for coronary heart disease and currently, the leading cause of death in the United States. The liver naturally produces cholesterol. When cholesterol rises above the desirable level, it may be stored in the body and may increase the risk for heart disease or stroke. Current medical data indicate that aggressive cholesterol reduction techniques decrease the risk of coronary heart disease.

Colorectal  Disease

     We sell kits that test for colon cancer, the third most commonly diagnosed cancer in the United States and the second leading cause of cancer death.
Prevention and early detection are key factors in controlling and curing colorectal cancer. Current medical practice suggests that individuals with average risk for colorectal cancer, that is, those with no personal or family history of colon cancer, should begin annual fecal occult blood testing at age 50.

Alcohol

     We sell kits that test alcohol levels. Alcohol, like sedatives, depresses the central nervous system and impairs performance on many levels, ranging from reaction time and eye-hand coordination to lapses of judgment and inability to perform several tasks simultaneously. In the United States, alcohol plays a part in half of the automobile fatalities and nearly half of all industrial accidents. Generally, 0.1 percent and 0.08 percent blood alcohol levels have been used as the benchmark for the regulation of negative behaviors related to alcohol.

FIRST  CHECK  TEST  FORMAT  AND  PROCEDURES

     The Company's First Check rapid tests for drugs of abuse are enclosed in an oval-shaped plastic container, as well as an integrated cup. Our First Check rapid tests for drugs of abuse can be administered at home and in the workplace by non-certified technicians. All of the reagents, chemistry, and a membrane system for the test to function automatically are enclosed in the plastic case. Therefore, the user need not mix or add reagents, but only introduce a small sample of the fluid specimen into an opening in the plastic case. In the industry, tests requiring only this step are generally called "one-step" tests.

     The First Check plastic case contains two openings on one side, a round orifice into which the patient fluid sample is introduced and a larger opening or window in which test results, indicated by the presence or absence of colored lines, can be seen in approximately eight minutes. This window in turn is comprised of two sections, a larger area or "test window," and a smaller area or "control window." In panel tests for drugs of abuse, the side of the "test window" is further marked into subsections to show the places where test results for each drug in the panel are viewed. If colored lines appear in both the control window and the test window, a positive result is indicated. If a colored line appears in the control window and no line appears in the "test window," a negative result is indicated, that is, the test did not show the presence of the drug or medical condition. If a colored line does not appear in the "control window," the test was invalid for some reason, such as the failure to use the type of fluid sample required. At the user's option, a laboratory using GC/MS analysis, at no additional cost, can confirm the test results of our products.

     The First Check pregnancy and ovulation tests are one-step, solid-phase immunoassays. Three types of pregnancy tests are offered: one for use with urine; one for use with either urine or serum; and the mid-stream stick format for use with urine without the necessity of handling the urine sample. Each produces test results within one to three minutes. The ovulation test is designed for use with a urine sample and produces results within three to eight minutes. These tests may be stored at room temperature and have a shelf life of 18 months.

MARKETING  AND  SALES

     The Company primarily provides its First Check family of confidential screening tests to its intended end-users through distributors and retail outlets. Currently, we have established relationships with a variety of large-scale, well-known distributors, such as Bergen Brunswig Drug Company, "AmerisourceBergen," a wholly-owned subsidiary of AmerisourceBergen Corporation, the nation's largest pharmaceutical services company dedicated solely to the pharmaceutical supply chain; Cardinal Health, Inc., "Cardinal," one of the nation's leading providers of products and services supporting the health-care industry; and McKesson Corporation, "McKesson," the world's leading healthcare services company; and retail outlets, such as Eckerd Corporation, "Eckerd," the nation's fourth largest drugstore chain; Longs Drug Stores Corp. "Longs," one of the top 10 drug chains in the nation; The Kroger Co., "Kroger," one of the nation's largest grocery retailers; and Rite Aid Corporation, "Rite Aid," one of the nation's leading drugstore chains. Our distributors purchase our products and resell and deliver them to retail drug stores, supermarkets, and healthcare facilities and providers, to the extent that we do not supply them directly. Management views the distribution of our products to be national in scope and our products are available in 44 states. Our products are also available on our website, although we do not actively promote direct-to-consumer sales.

     Certain of our customers are serviced directly by us; others are serviced through TKR Investments, Inc. ("TKR"), a sales and marketing organization; and the balance of our customers are serviced by five independent, commissioned sales representatives. We also distribute our First Check products and our professional products through our website, www.wwmed.com.

     In January of 2001, we entered into a sales agreement with TKR that provided for a monthly retainer of eight thousand dollars and a commission rate that varies between 2.5 percent and 4 percent, depending on incremental net sales. TKR is a sales and marketing organization that specializes in the retail drug, mass merchandise, and supermarket channels of distribution. For Worldwide, its function is to establish direct contacts between the upper levels of purchasing management of national or super-regional retail outlets or distributors and Daniel G. McGuire. The agreement is terminable by TKR or us upon 120 days' written notice. Thomas Ramstead, a former director of Worldwide, owns TKR.

     TKR's functions were performed by Worldwide Sales Management Corporation ("Worldwide Sales"), an enterprise jointly owned by Mr. Ramstead and Daniel G. McGuire through December of 2000. When Mr. McGuire became our President in April of 2000, he divested himself of his interest in Worldwide Sales. At that time, we also began to service certain of our customers directly. During the remaining nine months of 2000, we halved the commission rate that we paid to Worldwide Sales, from 15 percent to 7.5 percent.

     Our independent, commissioned sales representatives represent our products, as well as those of other companies or brands, in certain local geographic areas where management has deemed it to be a more cost-effective distribution method than direct sales efforts or sales through the Company's distributors.

     Cyber Marketing, Inc. ("Cyber Marketing") is responsible for the design and maintenance of the Company's website. Our two-year agreement with Cyber Marketing, effective August 9, 2000, provides it with the exclusive right to market our products on the Internet, both through our website and through any other e-commerce sites that Cyber Marketing may determine to use. Consumers, or medical professionals, can enter our website to order our products directly. Cyber Marketing is responsible for processing the orders and delivering the products. We sell our products to Cyber Marketing at our standard distributor prices and provide it with the same advertising incentives and promotional allowances that we accord to our other major customers. We do not compensate Cyber Marketing for their support of our website or their distribution of our products; Cyber Marketing generates its revenues and margins based on the difference between its purchase and sales prices for our products. The agreement is terminable by Cyber Marketing or us upon 180 days' written notice. Cyber Marketing is owned by one of our directors, James G. Barrons.

     To date, the Company's marketing efforts have been focused on cooperative advertising programs designed to build category and brand awareness. In our 2000 fiscal year, two of our customers, Rite Aid and Eckerd, each accounted for more than 10 percent of our revenues. For our 2001 fiscal year, three of our customers, Rite Aid, Eckerd, and AmerisourceBergen, each accounted for more than 10 percent of our revenues. In each of such fiscal years, international sales to Australia and Japan represented less than 1 percent of our total revenues and were achieved by sales representatives.

     Through the efforts and contacts of Mr. McGuire, with the assistance of Mr. Ramstead on an as-needed basis, under the auspices of the Company's agreement with TKR, the Company intends to continue to increase the number of distributors and wholesalers, similar to AmerisourceBergen, Cardinal, and McKesson, and retailers, similar to Eckerd, Longs, Kroger, and Rite Aid, with which it currently has established relationships, both to increase domestic and to commence meaningful international distribution. Management cannot provide any assurance that the Company will be presented with any such new agreements on terms acceptable to it or at all. Further management cannot provide any assurance that such agreements will result in increased revenues or generate profits for the Company.

     The Company also intends to engage additional regional, independent sales representatives to represent its products in various markets that are currently, and are expected to remain, unserved or underserved by our distributors and retailers. Independent sales representatives can provide an alternative, cost-effective method for a manufacturer to distribute its products, without the economic investment in direct sales personnel or in reduced sales margins that often result from the discounts provided to a company's distributors. Further, in certain local markets, sales representatives may have greater market knowledge of those local areas and may be able to leverage that knowledge and their sphere of influence in those locales more economically than a company's direct sales personnel. Sales representatives are especially cost-effective when a company's products are relatively inexpensive and are not sold in high volume in any specific region.

Sales  Percentage  Attributable  to  Market  Segment


                    Fiscal  Year  Ended  Fiscal  Year  Ended
                      December 31, 2001    December 31, 2000
Retail Sales. . . .                 73%                  75%
                     ------------------   ------------------
  Subtotal. . . . .                 73%                  75%
                     ------------------   ------------------

Labs. . . . . . . .                  3%                   2%
Hospitals . . . . .                  5%                   2%
Police Departments.                  7%                  10%
Educational . . . .                  3%                   4%
Government. . . . .                  5%                   5%
Employer. . . . . .                  1%                   *
Direct-to-Consumer(1)                3%                   2%
                     ------------------   ------------------
  Subtotal. . . . .                 27%                  25%

    Total . . . . .                100%                 100%
                     ==================   ==================



     *     Represents  less  than  one  percent.

     (1) The Company does not market directly to consumers. However, a consumer may purchase the Company's products directly by visiting the Company's website.

     There can be no assurance that we will enter any additional distribution agreements or engage any additional independent sales representatives on terms acceptable to us, or at all. Further, if we enter any such agreements, there can be no assurance that we will generate incremental revenues or profits therefrom.

RESEARCH  AND  DEVELOPMENT

     To date, the Company's research and development activities relate to the initial development in 1994 and 1995 of test kits for diagnostic products and research and development of fertility assessment tests since January 1997. Since our receipt of a warning letter from the FDA with respect to the consumer versions of our First Check Drugs of Abuse Home Screening Tests, substantially all of our research and development activities have been focused on the clinical research and consumer surveys required by the FDA for our 510(k) OTC clearances. Research and development expenses were $72 thousand in our 2001 fiscal year, and $73 thousand in our 2000 fiscal year.

SOURCES  OF  SUPPLY

     The Company contracts with various manufacturers to provide us with components for our First Check products. We limit our production activities to assembly, packaging, labeling, and shipping. Since inception, our strategic plan has been to build an efficient domestic and international distribution network. Our First Check products are primarily sold to laboratories, medical providers, employers, law enforcement agencies, educators, concerned parents, and the general public.

     We purchase each active component for our First Check drugs of abuse products and our colorectal and cholesterol products from a separate supplier.

     We purchase our Drugs of Abuse tests from Applied BioTech, Inc. ("Applied BioTech"), a division of Apogent, Inc., located in San Diego, California. We place unit-price purchase orders approximately every 12 weeks with Applied BioTech to custom manufacture our First Check Drugs of Abuse Tests. We own the FDA 510(k) clearance for these products, and are not restricted from entering into a secondary manufacturing agreement with other suppliers. Management believes that several alternative manufacturers would be able to manufacture these products for us in the event that Applied BioTech were unable to continue to supply us and that such a change of supplier would not have a material effect on our ability to supply our customers.

     We purchase, on an as-needed basis, our Cholesterol tests from AccuTech, LLC ("AccuTech"), located in Vista, California. We have a private label agreement with AccuTech, that allows us to market their product under the First Check brand trademark. AccuTech, owns the FDA 510(k) clearance on this test. However, AccuTech is one of three manufacturers of home cholesterol tests and we are not contractually precluded from purchasing products from any of them. Management believes that any of the alternative manufacturers would be able to manufacture this product for us in the event that AccuTech were unable to continue to supply us at all or on substantially current terms and conditions and that such a change of supplier would not have a material effect on our ability to supply our customers.

     During our 2001 fiscal year, we purchased our Colorectal tests from Helena Laboratories Corp. ("Helena Labs") in Beaumont, Texas. Helena Labs is one of three manufacturers of home colon tests and we are not contractually precluded from purchasing products from any of them. During our 2002 fiscal year, we contracted to commence the purchase of our Cholorectal tests from Biomerica, Inc. ("Biomerica"), located in Newport Beach, California, one of the other two manufacturers of home colon tests referenced above. We have a private label agreement with Helena Labs and Biomerica that allows us to market their products under the First Check brand trademark. Each of them has received FDA 510(k) clearance for these tests. Management believes that each of the manufacturers would be able to manufacture this product for us on acceptable terms and conditions and that a change of supplier would not have a material effect on our ability to supply our customers.

     We purchase our fertility, ovulation, and infectious disease tests from V-Tech, Inc. ("V-Tech"), located in Pomona, California. We have a private label agreement with them that allows us to market their various tests under the Company's First Check brand trademark. V-Tech is one of several manufacturers of these tests in the United States and we are not contractually precluded from purchasing products from any of them. Management believes that any of the alternative manufacturers would be able to manufacture these products for us in the event that V-Tech were unable to continue to supply us at all or on substantially current terms and conditions and that such a change of supplier would not have a material effect on our ability to supply our customers.

     Management believes that the Company would be able to secure alternative sources for any of their test products if the need arose. However, if our supply of active components were reduced or discontinued, or if our cost of such products were materially increased, unless and until we were able to establish such alternative sources of supply at historical costs, our sales and gross margins would be materially adversely affected. We cannot assure you that we would be able to obtain such active components for our products, or reasonable substitutes thereof, from other manufacturers timely, on terms acceptable to us, or at all. In the event that the Company is unable to replace its suppliers, the Company may not be able to produce and sell its products as anticipated.

COMPETITION

     Several companies compete with us in our various product categories, many of which have more experience and greater human and financial resources than we. With respect to alcohol and cholesterol tests, the companies that manufacture our tests also produce and distribute their own tests under their own brand name. The home screening test industry has not matured, such that management believes that no accurate measurement of any company's market share is available. However, with the exception of Eckerd, none of the Company's competitors' products is distributed by our distributors or are available in retail outlets that we directly supply. Such exclusivity is not based on contract, but on historical conduct. The Company's ability to increase its revenues is highly dependent upon its ability to finance an increase in the production of its products to increase the number of outlets that stock and sell its products.

     Our current supplier of Drugs of Abuse Tests, Applied BioTech, does not currently market or sell its own over-the-counter product. Our main competitor for these tests is Phamatech, Inc. ("Phamatech"), a private diagnostic manufacturer located in San Diego, California. Their products, marketed under the brand name "At Home," require the user to mail the urine sample and test cassette to their laboratory. They provide results to the user in 10 days. Management believes that the Company's products are superior to Phamatech's not only because the Company's products are less expensive, but also because the Company's tests provide "unmasked" results, or results that are readable by the consumer, and Phamatech's test results are provided only by Phamatech.

     Princeton BioMeditech Corporation ("PBM"), a former supplier to us and a major stockholder of ours, both directly and through its owner and one of our Directors, Dr. Jemo Kang, distributes products similar to our products and claims a significant international market presence for its drugs of abuse tests for the professional market. Management has been advised by representatives of PBM that its marketing and the distribution of its products does not compete with ours and that PBM's distribution through the channels that we currently use is limited; accordingly, as of the date of this Annual Report, the Company and PBM do not consider themselves to be competitors. However, in the event that either PBM or we modify or expand our distribution channels, we could become competitors with each other.

     Our current supplier of Cholesterol tests, AccuTech, dominates the over-the-counter market with its product, which is the same as ours. Management believes that our packaging is superior because it is more attractive, takes up less shelf space than the AccuTech packaging, and is one of a series of available tests.

     Our historical supplier of Colorectal tests has been Helena Labs. Helena Labs does not currently have an over-the-counter product. However, they do market a professional test, "Colocare," which has captured 50 percent of the professional market share. Biomerica is a small diagnostic company with one over-the-counter-colon test and one professional test, both marketed as "EZ-Detect." Biomerica's over-the-counter test is a single test, retailing for $7.99. Our test is sold in a package of three tests at a retail price of $12.99 and management believes that the Company's attractive pricing makes its product highly competitive. The Company does not market a Colorectal test to the professional market. See "Sources of Supply."

     The Company is not currently a prominent figure in the over-the-counter fertility/ovulation market, which is dominated by two companies: Pfizer, Inc., Warner-Lambert Healthcare ("Warner Lambert"), headquartered in New York, whose brand name is "EPT" and Abbott Laboratories ("Abbott"), located in Abbott Park, Illinois.

GOVERNMENTAL  REGULATION

     The development, manufacture, and marketing of medical diagnostic products are subject to regulation by the FDA and other federal, state, and local entities. The FDA regulates pre-clinical and clinical testing, manufacture, labeling, distribution, and promotion of medical devices under the Federal Food, Drug and Cosmetic Act ("FFDCA") and regulations promulgated thereunder. Section 510(k) of the FFDCA requires certain medical device manufacturers to notify FDA, at least 90 days in advance, of their intent to market a medical device. This is known as "Pre-market Notification," also called PMN or 510(k). The notification allows the FDA to determine whether the specific device is equivalent to a device already placed into one of three classification categories. A "new" device (i.e., one not in commercial distribution prior to May 28, 1976) that has not been so classified can be properly identified. Specifically, a medical device manufacturer is required to submit a Pre-market Notification if it intends to introduce a device into commercial distribution for the first time or to reintroduce a device that will be significantly changed or modified to the extent that its safety or effectiveness could be affected.
Such change or modification could relate to the design, material, chemical composition, energy source, manufacturing process, or intended use.

     Thus, 510(k) clearance is an FDA designation that indicates that the test results are reliable and correlate to the claims made by the manufacturer and that permits the sale of the device by the manufacturer to professionals. A 510(k) OTC clearance is a separate FDA designation that indicates not only that the test results are reliable and correlate to the claims by the manufacturer, but also that the packaging, instructions, and language, as reviewed by the FDA, can be readily understood by a non-professional consumer, and that the sale of the device by the manufacturer is also permitted to the general public. The sale of our products outside of the United States is subject to foreign regulatory requirements that vary widely from country to country.

     Finally, the manufacturing site for the products must operate using device Good Manufacturing Practices ("GMP") and pass an FDA Pre-Approval Inspection before product commercialization. A company that manufactures devices subject to 510(k) clearance must also comply with device GMP and will be subject to periodic inspections by the FDA to confirm compliance. With the exception of the supplier of our HIV 1 / 2 test, our suppliers have advised us that they hold all requisite licenses and are compliant with the GMP requirements for the manufacture and marketing of products currently supplied to us in the United States. There can be no assurance that our suppliers will continue to comply with GMP.

     If our suppliers or we fail to comply with applicable requirements of the FDA under the FFDCA, we may be subject to fines, injunctions, civil penalties, product recalls or seizure of products, total or partial suspension of production, withdrawal of marketing clearances or approvals, and the possibility of criminal prosecution. As of the date of this Annual Report, all of the products that we offer have been deemed by the FDA to be "substantially equivalent" to other devices placed into commercial distribution prior to May 28, 1976, by other entities and all of our products have received the relevant 510(k) clearance from the FDA for distribution in the United States. All of our First Check products have also received 510(k) OTC clearance from the FDA. On June 23, 2000, the Company received its OTC clearance from the FDA for three of our First Check urine-based tests for drugs of abuse: "panel one" for marijuana, "panel two" for marijuana and cocaine, and "panel three" for marijuana, cocaine, and methamphetamines. Final 510(k) OTC clearance from the FDA of our "panel four" test, which screens for marijuana, cocaine, methamphetamines, and opiates, was received in October 2000. In 2001, the FDA provided our supplier, V-Tech, Inc. with 510(k) OTC clearance for our five panel integrated cup testing product for marijuana, cocaine, amphetamines, opiates, and phencyclidine ("PCP").

     In July of 1999, we received a warning letter from the FDA with respect to the consumer versions of our drugs of abuse tests. Although we thereafter applied for and received all relevant 510(k) clearances, on February 2, 2001, the FDA chose to initiate a proceeding against the Company, H. Thad Morris, Patti A. Evanoff, and Daniel G. McGuire in an administrative complaint, styled In the Matter of Worldwide Medical Corporation, a corporation, and Daniel G.
 -------------------------------------------------------------------------------
McGuire,  H.  Thad Morris, and Patti A.  Evanoff, individuals, FDA Docket Number
 ------------------------------------------------------------
01-H-0065. The FDA alleged that the Company, Mr. Morris, Ms. Evanoff, and Mr. McGuire committed 138, 82, 56, and 30 violations, respectively, of 21 U.S.C.
Section 331(a) of the Federal Food Drug and Cosmetic Act. The allegations relate to First Check test products that the Company shipped prior to receipt of the 510(k) OTC clearances from the FDA. The FDA sought to assess civil penalties of $15 thousand per alleged violation against the respondents. The Company believes that the allegations are without merit, responded on behalf of Ms. Evanoff, Mr. McGuire, and itself, and defended such parties vigorously.

     Commencing in January of 2002, the FDA and our management engaged in discussions to resolve the FDA's administrative complaint. In April of 2002, the terms to the final draft of the settlement agreement of all allegations set forth in the administrative complaint were approved by all parties ("Settlement Agreement"). As of the date of this Annual Report, such agreement is in the process of being executed by all parties. None of the parties admitted liability or that any violations had occurred; however, as a matter of settlement only, the Company agreed to tender the sum of $150 thousand to the FDA on the following schedule:

- $50 thousand on or before 45 days after the filing of the Settlement Agreement with the Dockets Clerk of the FDA, which payment date is expected to be in May of 2002;

- $50 thousand on or before the first anniversary of the filing of the Settlement Agreement with the Dockets Clerk of the FDA, which payment date is expected to be in April of 2003; and

- $50 thousand on or before the first anniversary of the filing of the Settlement Agreement with the Dockets Clerk of the FDA, which payment date is expected to be in April of 2004.

     Also, as a matter of settlement only, Mr. Morris agreed to tender the sum of $100 thousand to the FDA on the following schedule, which payments the Company has guaranteed:

- $20 thousand on or before the first anniversary of the filing of the Settlement Agreement with the Dockets Clerk of the FDA, which payment date is expected to be in April of 2004; and

- $80 thousand on or before the first anniversary of the filing of the Settlement Agreement with the Dockets Clerk of the FDA, which payment date is expected to be in April of 2005.

     With the exception of the Company's initial payment, interest, on all unpaid payments of the Company and Mr. Morris, accrues at the rate equal to the weekly average one-year constant maturity treasury yield for the first calendar week preceding the date of the filing of the Settlement Agreement with the dockets clerk of the FDA. In the event that a payment is not timely made, the interest rate thereon doubles. The FDA has retained jurisdiction and would deduct any paid amounts from the amount it would be seeking if it were to decide to proceed with its administrative complaint. Neither Mr. McGuire nor Ms.
Evanoff is obligated to tender any payments under the Settlement Agreement. Upon the FDA's receipt of all payments described above, the FDA will dismiss the administrative complaint with prejudice in its entirety against all respondents and will vacate the "Initial Decisions and Order of Default and Imposition of Civil Money Penalties Upon Respondent H. Thad Morris," which decision and order became final on April 26, 2001.

PATENTS,  TRADEMARKS,  AND  TRADE  SECRET  PROPRIETARY  RIGHTS

     The Company presently does not hold any patents related to the products that it currently sells; further, its products are not licensed under any patents. The Company holds a federally registered trademark on its First Check in vitro diagnostic reagents and assays for medical use, serial number 75047865. This trademark expires on December 17, 2006.

     The Company does not expect that, in respect of their technology utilized in our products, it or its suppliers will file any patent application for the foreseeable future.

     The Company also relies on trade secrets and proprietary know-how with respect to the products that it currently sells. The Company has been and will continue to be, required to disclose its trade secrets and proprietary know-how not only to certain employees and consultants, but also to contract manufacturers. There can be no assurance that the Company's trade secrets and proprietary know-how will not become known or be independently discovered by competitors.

     The Company requires each of its technical employees and most of its consultants to execute a confidentiality agreement upon the commencement of an employment or a consulting relationship. These agreements generally provide that all trade secret information will be kept confidential and not disclosed to third parties except with the Company's consent.

PRODUCT  LIABILITY

     The nature of the Company's business exposes the Company to potential product liability risks that are inherent in the marketing and sale of medical diagnostic products. Accordingly, the Company carries commercial general liability insurance with a policy limit of two million dollars, limited to one million dollars per occurrence. Although the Company carries product liability insurance, there can be no assurance that claims exceeding the policy limits may not be made, potentially causing a material adverse effect on the Company's operations and/or financial position. To date, the Company has not experienced materially adverse product liability claims.

EMPLOYEES

     As of December 31, 2001, the Company employed four full-time employees and 20 part-time employees on a regular basis. Management does not anticipate any difficulty in locating and engaging employees to meet expansion plans, as needed. To expand capabilities for larger assembly and packaging projects temporarily, the Company also engages third-party employment agencies. The Company currently engages five independent sales representatives, on a commission basis, for specified product categories.

     The Company has no collective bargaining or similar agreement with its employees, but does have an employment agreement with its President and Chief Executive Officer. See Item 10. Executive Compensation.

RISK  FACTORS

     Ownership of our common stock involves a high degree of risk. You should consider carefully the factors set forth below, as well as other information contained in this Annual Report.

RISKS  RELATED  TO  OUR  BUSINESS  AND  OUR  MARKETPLACE

     We have a limited history as a provider of confidential diagnostic tests for drugs of abuse and other medical conditions. We introduced our First Check family of diagnostic tests at the American Association of Clinical Chemistry annual convention in August of 1995. Commercial sales were first generated in December of 1995. We were considered a development-stage enterprise prior to 1996. We received our FDA 510(k) OTC clearances between June and October of
2000.  As  a  result,  it  is  difficult to evaluate our business and prospects.

     We have never generated an annual profit. We cannot be certain that we can generate a profit on a quarterly or annual basis. If we do not achieve profitability, we cannot be certain that we can continue to operate as a going concern. Although management believes that our business plan is now generating revenues in an amount sufficient to generate "operational profitability," our "overall profitability," and our cash flow, continued to be adversely affected by certain historical items, e.g., obtaining 510(k) OTC clearance for certain of our products from the FDA, settlement of the FDA's administrative complaint, payment of certain sums to Costco Wholesale Corporation, and the PBM Note.

     We depend on sales of a limited number of products for our revenues. Historically, we have generated substantially all of our net revenues from our drugs of abuse tests. For our 2001 and 2000 fiscal years, our drugs of abuse tests were responsible for approximately 82 percent and 87 percent, respectively, of our net revenues, with the balance allocated between our alcohol breath scan and colorectal screening tests. Commencing late in our 2000 fiscal year, we began to increase our marketing attention for our colorectal screening test. As a result, that test was responsible for approximately 14 percent of our net revenues during the year ended December 31, 2001.

     Our revenues are generated from a limited number of customers; our customer base is concentrated; and the loss of one or more of our customers could cause our business to suffer. A substantial portion of our revenues has been, and is expected to continue to be, generated from a limited number of customers with large financial commitments. Two of our customers accounted for 75 percent and 74 percent of our sales for the years ended December 31, 2001 and 2000, respectively. Two of our customers accounted for 87 percent and one customer accounted for 86 percent of our accounts receivable balances at December 31, 2001, and 2000, respectively. No other customers of ours individually accounted for 10 percent or more of our total revenues in 2001 and 2000 or our accounts receivable balances at the end of such years. As a result, if a large contract is canceled or deferred or an anticipated contract does not materialize, our business would be harmed.

     We face substantial competition. Many of our competitors may have advantages over us, including:

-     longer  operating  histories;

-     larger  customer  bases;

-     manufacturing  capabilities;

- substantially greater financial, technical, sales and marketing resources and infrastructure; and

-     greater  name  recognition.

If we fail to provide our customers with compelling business reasons to purchase products from us, rather than from our competitors, some of who are also our suppliers, our business and financial performance will suffer.

     We may need additional financing. Increases in our sales and the related expansion of our production will require significant expenditures. In addition, we will require significant funds to conclude the payment of our obligations to the FDA and certain of our other creditors. If we are not able to generate such capital thorough operating cash flow, we may seek to obtain such additional funds through public or private equity or debt financings. Such financings may result in dilution to current stockholders. There can be no assurance that such additional financings, if required, can be obtained on terms acceptable to us, if at all. If additional funds are not available, we may be required to curtail significantly or to eliminate some or all of our marketing programs and expected revenue growth. Currently, we have a limited receivable-based financing arrangement, but no other established bank credit arrangements. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations  --  Liquidity  and  Capital  Resources."

     Our revenues and operating results may vary significantly from period to period due to a number of factors. In future periods, our operating results may be below the expectations of public market analysts, if any, and of our investors, and the price of our common stock may fall. We believe that period-to-period comparisons of our overall and operating results may not provide an accurate indication of our future performance. Factors that could cause periodic fluctuations include:

-     the  timing  and  volume  of  orders  for  our  products;

-     changes  in  our  pricing  policies  or  in  our  cost  of  goods;

-     the timing of releases of new products or pricing policies by competitors;
      and

-     the  entry  into  the  market  of  new  competitors.

     We purchase the components for our products from outside vendors. Any significant interruption in the availability of the components for our products, or a significant increase in their cost, could harm our sales or adversely affect our margins unless and until we can secure alternative sources. However, management believes that each of the components utilized in our products will be available from alternative sources on acceptable terms and conditions.

     We depend on our intellectual property, and litigation regarding our intellectual property could harm our business. Unauthorized use or misappropriation of our intellectual property could seriously harm our business. Our major intellectual property consists of our trademarks, which are important to the protection of our company and product names. These trademarks discourage unauthorized use of our product names and provide us with a method to enforce our rights in the event that an unauthorized use were to occur. However, third parties may infringe upon our intellectual property rights, and we may be unable to detect this unauthorized use or effectively enforce our rights. In addition, any legal action that we may bring to protect our intellectual property rights could be expensive and distract management from day-to-day operations of our business.

     Claims by others that we infringe upon their intellectual property could divert our resources, result in unexpected license fees, and harm our business. We purchase all of the proprietary components of our products and have received assurances from our suppliers that such components do not infringe any otherwise unaffiliated third-party's intellectual property. Nevertheless, a third-party claim that our current or future products or technology infringes their proprietary rights could seriously harm our business and could distract our management from the operation of our business even if the claim is invalid. Furthermore, a judgment against us, even if we have indemnification claims against our suppliers, could require us to pay substantial damages and could also include an injunction or other court order that could prevent us from selling our products. If we faced a claim relating to proprietary technology, we might seek to license such technology, or develop our own, but we might not be able to do so. Our failure to obtain the necessary licenses or other rights or to develop non-infringing technology could prevent us from selling our products and could seriously harm our business.

RISKS  RELATED  TO  OWNING  OUR  STOCK

     We have received a "going concern" opinion from our auditor. Kelly & Co., in its independent auditors' report, has expressed "substantial doubt" as to our ability to continue as a going concern. The going concern qualification is also described in the notes to our Consolidated Financial Statements. We have negative working capital, our current liabilities are approximately $1.3 million larger than our current assets, and our total liabilities are approximately $1.8 million larger than our total assets. Since the change in management in the first half of 2000, the Company initially focused on to solving the issues raised in the FDA warning letter, negotiating term agreements with its customers, and stabilizing the distribution network of its products. Further, management attended to obtaining availability of term and revolving debt. Finally, management attempted to increase the number of distributors and retail channels that sold the Company's products. As a result of these efforts, management believes that the stability of the Company's financial affairs and the outlook for its business prospects has improved. However, the Company currently does not have any material, additional sources of liquidity available, whether from internal or external sources.

     Future sales of our common stock may depress our stock price. A significant number of shares of our common stock are freely tradable. If any of our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. In addition, such sales could create the perception in the public of difficulties or problems with our software products and services. As a result, these sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

     We do not intend to pay dividends; you will not receive funds without selling shares. We have never declared or paid any cash dividends on our capital stock and do not intend to pay dividends in the foreseeable future. We intend to invest our future earnings, if any, to fund our growth. Therefore, you will not receive any funds without selling your shares.

     Our management controls a substantial percentage of our common stock. Our executive officers and directors beneficially own or control, directly or indirectly, outstanding shares of common stock, which in the aggregate represent approximately 21.7 percent of the outstanding shares of common stock, or 30.3 percent of shares outstanding if all currently vested warrants and options and all presently convertible securities are exercised or converted. As a result, if some of these persons or entities act together, they may have the ability to control all matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any business combination. This may delay or prevent an acquisition or cause the market price of our stock to decline. Some of these persons or entities may have interests different than yours. For example, they may be more interested in selling the Company to an acquirer than other investors or may want us to pursue strategies that are different from the wishes of other investors.

     Provisions in our charter documents and Delaware law may delay or prevent an acquisition of the Company. Our charter documents contain provisions that could make it harder for a third party to acquire us without the consent of our board of directors. An acquirer would not be able to cumulate votes at a meeting, which would require the acquirer to hold more shares to gain representation on the board of directors than if cumulative voting were permitted. In addition, Section 203 of the Delaware General Corporation Law limits business combination transactions with 15 percent stockholders that have not been approved by the board of directors. These provisions and other similar provisions make it more difficult for a third party to acquire us without negotiation. Furthermore, our board of directors could choose not to negotiate with an acquirer that it did not feel was in our strategic interests. If the acquirer were discouraged from offering to acquire us or prevented from successfully completing a hostile acquisition by the anti-takeover measures, you could lose the opportunity to sell your shares at a favorable price.

     Our common stock is quoted in the Pink Sheets and one of our market makers has applied to quote our common stock on the OTC bulletin Board. For more than the preceding two years, prices for our common stock have been quoted by market makers in the Pink Sheets, which through its Electronic Quotation Service, provides an Internet-based, real-time quotation service for OTC equities and bonds for market makers and brokers. The Pink Sheets is separate and distinct from the OTC Bulletin Board, the Nasdaq Stock Market, or any other stock exchange. We are not required to meet or maintain any listing standards for our common stock to be quoted in the Pink Sheets.

     On April 1, 2002, one of our market makers applied to NASD Regulation, Inc., for permission to commence priced quotations of our common stock on the OTC Bulletin Board. The OTC Bulletin Board is a regulated quotation service operated by the National Association of Securities Dealers, Inc. ("NASD") that displays real-time quotes, last sale prices, and volume information in over-the-counter equity securities like our common stock. The OTC Bulletin Board is also separate and distinct from the Nasdaq Stock Market or any other stock exchange. We will not be required to meet or maintain any qualitative or quantitative standards for our common stock to be quoted on the OTC Bulletin Board.

     Our common stock does not presently meet the minimum listing standards for listing on the Nasdaq Stock Market or any national securities exchange, which could affect our stockholders' ability to access trading information about our common stock.

     Our common stock is subject to penny stock rules, which may make it more difficult for our stockholders to sell their common stock. Broker-dealer practices in connection with transactions in "penny stocks" are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 per share. The penny stock rules require a broker-dealer, prior to a purchase or sale of a penny stock not otherwise exempt from the rules, to deliver to the customer a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules.

ITEM  2.     DESCRIPTION  OF  PROPERTY

FACILITIES

     We lease approximately 10,000 square feet of space at 13 Spectrum Pointe Drive, Lake Forest, California 92630, where we maintain our offices and production operations. The five-year lease of these facilities expires October 15, 2005, and provides for a monthly rental of approximately $10,500 per month, including common expenses. We sublease approximately 388 square feet under three short-term agreements for a total of approximately $900 per month, of which one subtenant is Cyber Marketing, who made rental payments during the year ended December 31, 2001, in the amount of $5,400. See Item 12. Certain Relationships and Related Transactions -- Cyber Marketing Concepts, Inc. / James
G. Barrons. During our 2001 fiscal year, Spectrum's operations were also conducted from our facility under a separate sublease. The Company believes these facilities are adequate to accommodate its requirements for the foreseeable future.

     We  do  not  own  any  real  property.

ITEM  3.     LEGAL  PROCEEDINGS

     On February 2, 2001, the Company, H. Thad Morris, Patti A. Evanoff, and Daniel G. McGuire were named in an administrative complaint, styled In the
                                                                          ------
Matter  of  Worldwide Medical Corporation, a corporation, and Daniel G. McGuire,
--------------------------------------------------------------------------------
H. Thad Morris, and Patti A. Evanoff, individuals, by the FDA, FDA Docket Number
-------------------------------------------------
01-H-0065. The FDA alleged that the Company, Mr. Morris, Ms. Evanoff, and Mr. McGuire committed 138, 82, 56, and 30 violations, respectively, of 21 U.S.C.
Section 331(a) of the Federal Food Drug and Cosmetic Act. The allegations relate to First Check test products that the Company shipped prior to receipt of 510(k) clearances from the FDA. The FDA sought to assess civil penalties of $15 thousand per alleged violation against the respondents. The Company responded on behalf of Ms. Evanoff, Mr. McGuire, and itself, and defended such parties vigorously. In April of 2002, the terms of the final draft of the Settlement Agreement of all allegations set forth in the administrative complaint were approved by all parties. As of the date of this Annual Report, such agreement is in the process of being executed by all parties. None of the parties admitted liability or that any violations had occurred; however, as a matter of settlement only, the Company agreed to tender the sum of $150 thousand to the FDA on the following schedule:

- $50 thousand on or before 45 days after the filing of the Settlement Agreement with the Dockets Clerk of the FDA, which payment date is expected to be in May of 2002;

- $50 thousand on or before the first anniversary of the filing of the Settlement Agreement with the Dockets Clerk of the FDA, which payment date is expected to be in April of 2003; and

- $50 thousand on or before the first anniversary of the filing of the Settlement Agreement with the Dockets Clerk of the FDA, which payment date is expected to be in April of 2004.

     Also, as a matter of settlement only, Mr. Morris agreed to tender the sum of $100 thousand to the FDA on the following schedule, which payments the Company has guaranteed:

- $20 thousand on or before the first anniversary of the filing of the Settlement Agreement with the Dockets Clerk of the FDA, which payment date is expected to be in April of 2004; and

- $80 thousand on or before the first anniversary of the filing of the Settlement Agreement with the Dockets Clerk of the FDA, which payment date is expected to be in April of 2005.

     With the exception of the Company's initial payment, interest, on all unpaid payments of the Company and Mr. Morris, accrues at the rate equal to the weekly average one-year constant maturity treasury yield for the first calendar week preceding the date of the filing of the Settlement Agreement with the Dockets Clerk of the FDA. In the event that a payment is not timely made, the interest rate thereon doubles. The FDA has retained jurisdiction and would deduct any paid amounts from the amount it would be seeking if it were to decide to proceed with its administrative complaint. Neither Mr. McGuire nor Ms.
Evanoff is obligated to tender any payments under the Settlement Agreement. Upon the FDA's receipt of all payments described above, the FDA will dismiss the administrative complaint with prejudice in its entirety against all respondents and will vacate the "Initial Decisions and Order of Default and Imposition of Civil Money Penalties Upon Respondent H. Thad Morris," which decision and order became final on April 26, 2001.

     On  August  2,  2000,  the  Company  was  named in an action, styled Vivian
                                                                          ------
Younger,  an  individual,  vs.  Worldwide  Medical  Corporation,  a  California
-------------------------------------------------------------------------------
corporation,  and  Does  1 through 20, Orange County Superior Court, Case Number
-------------------------------------
00CC09177. Plaintiff alleged that she was wrongfully terminated as the Company's chief financial officer in August of 1999. Plaintiff has requested monetary damages, costs, and such other relief as the Court deems just and proper. The Company believes that the allegations are without merit, has filed a responsive pleading, and intends to defend itself vigorously. The parties have settled the litigation and plaintiff will receive $184 thousand in cash and stock.

     On September 4, 2001, the Company was named in an action, styled Michael W.
                                                                      ----------
and  Penny  D. Niccole, Trustees of the Niccole Family Trust, Dated 11/13/95 vs.
--------------------------------------------------------------------------------
Worldwide  Medical  Corporation,  a  California  corporation;  and  Does  1-25,
-------------------------------------------------------------------------------
inclusive,  Orange  County  Superior  Court,  Case Number 01CC11335.  Plaintiffs
---------
allege that the Company breached its contract in its sale of shares of its common stock to Plaintiffs or that the Company misrepresented the tradability of such shares. Plaintiffs have requested "monetary damages in an amount to be proven at trial, together with interest thereon at the rate of 10 percent per annum according to proof at trial," punitive and exemplary damages, reasonable costs and attorneys' fees, and such other relief as the Court deems just and proper. The Company believes that the allegations are without merit. The parties have settled the litigation and plaintiffs will receive an aggregate of $35 thousand is cash for their claims.

     On November 29, 2001, the Company was named in an action, styled Interactive Business Channel, Inc. vs. Worldwide Medical Corporation; and Does
--------------------------------------------------------------------------------
1-50,  inclusive,  Orange  County  Superior  Court,  Case  Number  01CC15277.
----------------
Plaintiff's complaint is for breach of contract, account stated, open book account, and unjust enrichment. Plaintiffs allege that the Company breached its contract for promotional services and has failed to pay an indebtedness of $60 thousand, together with interest. Plaintiffs have requested compensatory and consequential damages "in a sum to be established according to proof"; the principal sum of $60 thousand and attorneys' fees; the "reasonable value of services rendered in the minimum sum of $60 thousand with the precise amount to be established according to proof at the time of trial"; a decree compelling the Company to disgorge "ill-gotten gains"; reasonable attorneys' fees and costs of suit, interest at the maximum permitted rate and such other relief as the Court deems just and proper. The Company believes that the allegations are without merit. The parties have settled the litigation and plaintiff will receive an aggregate of $55 thousand in cash for its claims.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of our fiscal year ended December 31, 2001.

                                     PART II

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER
MATTERS

Price  Range  of  Common  Stock  and  Dividend  Policy.

     The Company's Common Stock is quoted on the Pink Sheets under the symbol "WMED." The following table indicates quarterly high and low bid price per share of the Common Stock. These prices represent quotations among dealers without adjustments for retail mark-ups, markdowns or commissions, and may not represent actual transactions.

                                     HIGH     LOW
                                     -------  -----
FISCAL YEAR ENDED DECEMBER 31, 2000
-----------------------------------

First Quarter . . . . . . . . . . .  $1.4375  $0.68
Second Quarter. . . . . . . . . . .  $  0.68  $0.25
Third Quarter . . . . . . . . . . .  $ 0.375  $0.24
Fourth Quarter. . . . . . . . . . .  $  0.45  $0.18

FISCAL YEAR ENDED DECEMBER 31, 2001
-----------------------------------

First Quarter . . . . . . . . . . .  $  0.41  $0.18
Second Quarter. . . . . . . . . . .  $  0.60  $0.28
Third Quarter . . . . . . . . . . .  $  0.76  $0.76
Fourth Quarter. . . . . . . . . . .  $  0.81  $0.23



     The closing price of the Company's Common Stock as of April 3, 2002, was $0.40. At April 3, 2002, the Company had approximately 236 stockholders of record of its Common Stock.

     To date, the Company has not declared or paid any dividends. Payment of dividends, if any, on our Common Stock, is dependent upon the amounts of future after-tax earnings, if any, of the Company and is subject to the discretion of our Board of Directors. The Board of Directors is not legally obligated to declare dividends, even if the Company is profitable. The Company intends to employ all available funds to finance the growth of its business and, accordingly, does not intend to declare or pay any dividends in the foreseeable future.

Recent  Sales  of  Unregistered  Securities.

     In May 2001 we granted to Dr. Kang warrants to purchase an aggregate of 656,000 shares of our common stock at exercise prices ranging from $.20 per share to $.40 per share. In December of 2001, Dr. Kang exercised a warrant to purchase 164,000 shares of our common stock granted to him in connection with the PBM Agreements. The exercise price of the warrants was $0.20 per share, or an aggregate $32 thousand. Exemption from registration for such transaction is claimed under Section 4(2) of the Securities Act.

     In October of 2001, we certificated the July and August sale and issuance of 597,244 shares of our restricted common stock to 30 persons in connection with the exercise of warrants granted to them concurrently with their purchase of our debentures in 2000. The aggregate exercise price of the warrants was approximately $200 thousand, or $0.20 per share. Exemption from registration for each such transaction is claimed under Section 4(2) of the Securities Act.

     In September of 2001, we granted a warrant to purchase 100,000 shares of our common stock at a exercise price of $.20 per share to Citadel Capital Management Corporation ("Citadel"), in connection with their accepting our promissory note in the amount of $250 thousand. The exercise price of the warrants was $.20 per share. In October of 2001, Citadel exercised such warrant through an offset of $20 thousand of our promissory obligations to them. Exemption from registration for such transaction is claimed under Section 4(2) of the Securities Act.

     In October of 2001, we privately issued and sold an aggregate of 129,613 shares of our common stock to two individuals for $.20 a share or an aggregate of $25,922.60. Exemption from registration for each such transaction is claimed under Section 4(2) of the Securities Act.

     In March of 2002, we privately sold five units of our securities, each unit consists of an aggregate of 12,500 shares of our common stock and one or more convertible debentures in the aggregate principal amount of $25 thousand, convertible into an aggregate of 50,000 shares of the Company's common stock. The initial term of each debenture is six months, subject to an extension of six months, at an annual interest rate of 10 percent. The conversion ratio for each debenture is initially set at $0.50 per share. Exemption from registration for each such transaction is claimed under Rule 504 under Regulation D of the Securities Act.

     In March of 2002, we privately sold one unit of our securities; such unit consists of an aggregate of 250 thousand shares of our common stock and one convertible debenture in the principal amount of $250 thousand, convertible into an aggregate of 500,000 shares of the Company's common stock. The initial term of the debenture is six months, subject to an extension of six months, at an annual interest rate of 10 percent. The conversion ratio for the debenture is initially set at $0.50 per share. Exemption from registration for such transaction is claimed under Rule 504 under Regulation D of the Securities Act.

2001  Stock  Plan.

     The Company's 2001 Stock Plan (the "2001 Plan") permits the Company to grant options to purchase our common stock and to grant shares of our common stock with restrictions. The aggregate number of common stock underlying the options granted and the common stock otherwise subject to grant shall not exceed 500,000. Incentive stock options may be granted to employees at 100 percent of the fair value of the Company's common stock at the date of grant; nonqualified stock options may e granted at a value determined by the our Board of Directors at the grant date and shares of our common stock with restrictions may be granted at a value determined by our Board of Directors at the grant date. However, incentive stock options granted to the employees owning more than 10 percent of all classes of stock of the Company at the grant date are to be priced at no less than 110 percent of the fair market value of the Company's common stock. All options granted have a maximum term of 10 years, except incentive stock options granted to employees owning more than 10 percent of all classes of stock of the Company at the grant date have maximum term of five years. All options are subject to a 36-month vesting schedule, whereby one-third (1/3) of such options vest 12 months after grant, one-third (1/3) vest at 24 months after grant, and one-third (1/3) vest 36 months after grant, subject to acceleration upon sale of the Company. Such vesting is subject to continued employment with the Company. The grant of shares of our common stock with restrictions is subject to a 36-month schedule whereby restrictions in respect of one-third (1/3) of such shares shall lapse 12 months after grant, one-third (1/3) of such restrictions shall lapse 24 months after grant and one-third (1/3) of such restrictions shall lapse 36 months are grant. No options or stock purchase rights have been granted as of April 3, 2002.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our Consolidated Financial Statements and related notes and the other financial information included elsewhere in this Annual Report.

A  NOTE  ABOUT  FORWARD-LOOKING  STATEMENTS

     The statements, other than statements of historical fact, included in this Annual Report are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "plan," "seek," or "believe." We believe that the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that such expectations will occur. Our actual future performance could differ materially from such statements. You should not unduly rely on these forward-looking statements, which speak only as of the date of this Annual Report. Except as required by law, we are not obligated to release publicly any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report or to reflect the occurrence of unanticipated events.

     Certain information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements (as defined in Section 27A of the Securities Act and Section 21E of the Exchange Act) that reflect the Company's current views with respect to future events and financial performance. Certain factors such as competitive pressures, regulatory issues, changes in customer mix, changes in our suppliers' pricing and distribution policies, changes in U.S. Government policies, customer insolvencies, or the loss of one or more key customer or supplier relationships could cause actual results to differ materially from those in forward-looking statements.

RESULTS  OF  OPERATIONS

Year  Ended  December  31,  2001  Compared  to  Year  Ended  December  31,  2000

     The following discussion sets forth our historical results of operations and financial condition for the years ended December 31, 2001 and 2000. The information contained in following table has been derived for the periods indicated from our Consolidated Financial Statements that have been examined by Kelly & Co., independent accountants.



                                                                       YEAR ENDED DECEMBER 31,
                                                                       2001             2000
                                                                       ------------------------
                                                                  $(000S)       %  $(000S)        %
-----------------------------------------------  ------------------------  -------  -------  ------

GROSS SALES
  Gross Sales . . . . . . . . . . . . . . . . .                    3,519    100.0    2,528   100.0
  Discount, Returns and Allowances. . . . . . .                     (652)   (18.5)    (256)  (10.1)
                                                 ------------------------  -------  -------  ------
    Net Sales. . . . . . . . . . . . . . . . .                     2,867     81.5    2,272    89.9
                                                 ------------------------  -------  -------  ------
COST OF SALES. . . . . . . . . . . . . . . . .                     1,317     37.4      535    21.2
                                                 ------------------------  -------  -------  ------
GROSS PROFIT. . . . . . . . . . . . . . . . . .                    1,550     44.0    1,737    68.7
                                                 ------------------------  -------  -------  ------

OPERATING EXPENSES
  Selling . . . . . . . . . . . . . . . . . . .                      927     26.3      800    31.6
  General and Administrative. . . . . . . . . .                      546     15.5      723    28.6
  Professional Fees . . . . . . . . . . . . . .                      418     11.9      361    14.3
  Bad Debt Expense. . . . . . . . . . . . . . .                       22      0.6      118     4.7
  Depreciation. . . . . . . . . . . . . . . . .                       68      1.9       45     1.8
  Settlement Expenses . . . . . . . . . . . . .                      518     14.7      505    20.0
  Settlement Expense - related party. . . . . .                      157      4.5       --
                                                 ------------------------  -------  -------  ------
  Beneficial Conversion Expense . . . . . . . .                       --       --      206     8.1
                                                 ------------------------  -------  -------  ------
  Total Operating Expenses. . . . . . . . . . .                    2,656     75.5    2,757   109.1
                                                 ------------------------  -------  -------  ------

(LOSS) FROM OPERATIONS. . . . . . . . . . . . .                   (1,106)   (31.4)  (1,020)  (40.3)
                                                 ------------------------  -------  -------  ------
  Interest Expense. . . . . . . . . . . . . . .                      (79)    (2.2)    (131)
  Interest Expense - related parties. . . . . .                      (51)    (1.4)      (3)   (0.1)
  Equity in Losses of Spectrum Analytics, Inc..                     (236)    (6.6)      --      --
  Provision for Income Tax. . . . . . . . . . .                       (1)      (0)      (1)     (0)
  Extraordinary Gain on Settlement of Debt, . .                       68      1.9       46     1.8
                                                 ------------------------  -------  -------  ------
    Net (Loss). . . . . . . . . . . . . . . . .                   (1,405)   (39.9)  (1,109)  (43.9)
                                                 ========================  =======  =======  ======



Gross  Sales

     In July of 1999, we received a warning letter from the FDA with respect to the consumer versions of our drugs of abuse tests, and, as a result, we chose not to pursue additional distribution channels for our consumer products and ceased all advertising for them. Orders from our consumer-oriented customers did not begin to recover until we received the 510(k) OTC clearances those tests from the FDA in July and October of 2000. Management believes that, during the second half of our 1999 fiscal year (upon our receipt of the FDA warning letter) and the first half of our 2000 fiscal year, certain of our customers minimized their sales efforts for our drugs of abuse products, others reduced the amount and frequency of their reorders or completely stopped reordering those products, and certain others returned their inventory for partial or full credit. Accordingly, management believes that a comparison of our 2001 to our 2000 fiscal years is not useful for an understanding of our business and its operation, unless the effect of the FDA warning letter is taken into account.

     Our gross sales increased by 39 percent from $2.5 million in our 2000 fiscal year to $3.5 million in our 2001 fiscal year. Our net sales increased by 27 percent from 2.2 million in our 2000 fiscal year to 2.8 million in our 2001 fiscal year. Management believes that the main cause of the increase in sales is a resumption of normal, recurring sales and promotional activity for our drugs of abuse tests following our receipt of 510(k) OTC clearances from the FDA, as well as the acquisition of new retail customers for our drugs of abuse tests and the increased number of retail outlets distributing our Colorectal screening tests.

     Management believes that the percentage increase in our gross sales in our 2001 fiscal year was greater than the percentage increase in our net sales primarily because we of an increase in discounts, returns, and allowances, as follows:

- $70 thousand (representing 2% of our gross sales) of discounts provided to our customers in accordance with our standard payment terms:
We provide our customers early payment discounts on each invoice, which discount policy management believes is equivalent to the early payment discounts provided by substantially all other vendors who supply products through the same distribution channels that we use.

- $116 thousand (representing 3.3% of our gross sales) of defective or damaged products:

Certain of our products, as received by our retailers, or their customers, have minor packaging defects or may be slightly damaged. Substantially of such products are returned to us through industry-standard, third party collection centers. Our returned goods policy, which management believes is equivalent to the policies of substantially all other vendors who supply products through the distribution channels that we use, permits our retailers to return such defective or damaged products for credit.

- $263 thousand (representing 7.4% of our gross sales) of FDA-related voluntary returns:

In connection with our negotiations with the FDA to obtain 510(k) OTC clearances, we agreed to provide a mechanism for our customers to obtain confirmatory tests of the results indicated by our Drugs of Abuse tests. Inclusion of confirmatory test materials required that we repackage all of our Drugs of Abuse tests. We and the FDA agreed upon a reasonable schedule for the introduction of "new packaged" products. To comply with our agreement with FDA, we authorized our retailers to return the "old packaged" products to us for credit. $205 thousand of this sum reflects the product returned by our customers directly to us. $58 thousand of this sum reflects the product returned by our customers through industry-standard, third party collection centers and forwarded to us.

- $130 thousand of FDA-related (representing 3.7% of our gross sales) reductions in invoices:

This sum reflects additional cash discounts provided to certain of our customers, in lieu of providing to them credit for FDA-related voluntary returns of products.

- $73 thousand (representing 2.1% of our gross sales) of discounts for broadening the market for our products:

This sum represents incremental discounts that we granted to acquire new retail customers for our drugs of abuse tests and an increased number of retail outlets distributing our Colorectal screening tests.

     By way of comparison, the $256 thousand of discounts, returns, and allowances that comprise the difference between our gross sales and our net sales for our 2000 fiscal year are comprised of the following:

- $50 thousand (representing 2% of our gross sales) of discounts provided to our customers in accordance with our standard payment terms.

- $124 thousand (representing 4.9% of our gross sales) of defective or damaged products.

- $82 thousand of FDA-related (representing 3.1% of our gross sales) reductions in invoices.





                                                                Gross Sales by Product $(000S)
                                                                                  December 31,
                                                     -----------------------------------------
                                                                                  2001    2000
                                                     ---------------------------------  ------

Drugs of Abuse Tests - FDA 510(k), Professional Use  $                              88  $   39
Drugs of Abuse Tests - FDA 510(k) OTC . . . . . . .                              2,787   2,303
Alcohol Tests . . . . . . . . . . . . . . . . . . .                                106      97
Colorectal Tests. . . . . . . . . . . . . . . . . .                                496      89
Cholesterol Tests . . . . . . . . . . . . . . . . .                                 42       0
                                                     ---------------------------------  ------
  Total . . . . . . . . . . . . . . . . . . . . . .  $                           3,519  $2,528
                                                     =================================  ======



Gross  Profit

     Our gross profit decreased from $1.7 million in our 2000 fiscal year to $1.5 million in our 2001 fiscal year. During our 2001 fiscal year, our gross profit margin was 44 percent, as compared to 68.7 percent in our 2000 fiscal year. Management believes the primary reason for the decrease in gross profit margin was a temporary reduction in cost of goods sold in our 2000 fiscal year, which was indirectly related to the FDA warning letter. Certain of our retail customers returned our drugs of abuse tests for partial credit in response to the FDA warning letter, which tests we were able to repackage and resell in our 2000 fiscal year at a cost less than our standard cost. Further, one of our major customers was selling our drugs of abuse tests on consignment in our 2000 fiscal year. For all of our 2001 fiscal year, our sales were in accordance with standard terms and conditions.

Selling  Expenses,  Including  Sales  Commissions  to  a  Related  Party

     Our selling expenses, including sales commissions to a related party increased by $127 thousand from $800 thousand in our 2000 fiscal year to $927 thousand in our 2001 fiscal year. Management believes the increase is primarily attributable to: (i) an increase of $60 thousand in laboratory confirmation costs (attributable to new FDA guidelines that require us to make confirmatory tests available to our consumers at no additional cost to them), and (ii) an increase of $67 thousand in promotional expenses. Our sales commissions to a related party increased by $27 thousand from $223 thousand in our 2000 fiscal year to $250 thousand in our 2001 fiscal year. The commissions increased in proportion to our sales increases, subject to a decrease in the commission rate payable. See also Item 12. Certain Relationships and Related Transactions --Worldwide Sales Management Corporation and TKR Investments, Inc. / Daniel G. McGuire and Thomas K. Ramstead.

General,  and  Administrative  Expenses

     Our general, and administrative expenses decreased $177 thousand from $723 thousand in our 2000 fiscal year to $546 thousand in our 2001 fiscal year. Management believes the decrease is primarily attributable to: (i) a decrease of $96 thousand of salaries and payroll expenses, (ii) a decrease of $24 thousand resulting from the impairment of intangible assets; (iii) a decrease of $32 thousand in Spectrum expenses related to its pre-organization; (iv) a decrease in rent expense of $22 thousand attributable to the allocation of a portion of the rent expense to Spectrum; and (v) a decrease of $33 thousand in various expenses, partially offset by an increase of $32 thousand in travel and related miscellaneous expenses.

Professional  Fees

     Our professional fees increased by $57 thousand from $361 thousand in our 2000 fiscal year to $418 thousand in our 2001 fiscal year. The increase is directly attributable to expenses incurred in connection with our recent registration of our common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended, which resulted in our becoming a "fully reporting company." Related legal expenses incurred by us were $159 thousand and consulting expenses were $72 thousand. Our expenditures for FDA-related legal expenses decreased by $43 thousand in our 2001 fiscal year.

Bad  Debt  Expense

     Our bad debt expense decreased by $96 thousand dollars from $118 thousand in our 2000 fiscal year to $22 thousand in our 2001 fiscal year. Following our change of management in early 2000, we adopted a policy to reduce uncollectible receivables by reducing our sales to non-consumer oriented retailers. Accordingly, management has not provided for a reserve for uncollectible receivables on our balance sheet.

Settlement  Expenses

     Our settlement expenses increased by $170 thousand from $505 thousand in our 2000 fiscal year to $675 thousand in our 2001 fiscal year. The primary component of our 2000 fiscal year settlements was our settlement with Costco Wholesale Corporation ($400 thousand) that related to their return of our drugs of abuse tests following receipt of the FDA warning letter. The primary components of 2001 fiscal year settlements were our settlements with Vivian Younger ($184 thousand, in a combination of cash [$76 thousand] and shares of our common stock [valued $108 thousand]), PBM ($157 thousand non cash charge, as a result of certain warrants granted to Dr. Kang in connection with the PBM Agreement), and the FDA ($250 thousand, 60 percent of which is to be paid by us and 40 percent of which is to be paid by Mr. Morris, but has been guaranteed by
us). See Legal Proceedings. See also Note 12 to the Consolidated Financial Statements for further description of these claims.

Equity  in  Losses  of  Spectrum  Analytics,  Inc.

     Until April 2, 2002, 50 percent of Spectrum's equity was owned by the Company and 50 percent was owned by Drs. Rojas and Moretti. Effective that date, the Company purchased the equity owned by Drs. Rojas and Moretti. During the year ended December 31, 2001, the Company allocated $85 thousand in expenses to Spectrum, consisting of salary, rent, utilities, and other operating costs, advanced $171 thousand to Spectrum and its vendors, and paid $30 thousand to Spectrum for confirmatory tests performed for the benefit of purchasers of the Company's Drugs of Abuse tests. The net financial impact to the Company for all of such activities was a net investment of $236 thousand in Spectrum.

Interest  Expense

     Our aggregate interest expense, including the beneficial conversion feature of convertible debentures that we issued in 2000 and the amortization of the value ascribed to warrants issued in connection with the convertible debentures, decreased by $205 thousand. Such debentures were converted during 2000 into 3,195,177 shares of our common stock. The primary components of our interest expense included $79 thousand to Camel and other parties for operating interest and $51 thousand of non-cash expense to PBM in connection with PBM Note. See
Note  6  to  the  Consolidated  Financial  Statements.

Discussions  of  Certain  Events

     Management believes that the presentation of our operating results, as set forth above, requires a brief discussion of certain events that occurred during our 2001 fiscal year for a meaningful analysis of the results of our operations for that year. During our 2000 fiscal year, management continued the efforts that it commenced when it took office in the first half of our 2000 fiscal year. These efforts included defending and settling certain litigation arising from events that occurred in our 1999 fiscal year or earlier, addressing regulatory issues with the FDA and the impact on our business therefrom, and registering our common stock with the Securities and Exchange Commission in preparation for commencement of its quotation on the OTC Bulletin Board.

     The impact on our Statement of Operations generated by the settlement of litigation during our 2001 fiscal year was $675 thousand. Included in that figure is $76 thousand of cash to be paid during the next fourteen months to one of our former executive officers. Also included in that figure is $108 thousand of non-cash expense, related to shares of our common stock. The remaining $73 thousand represents cash settlements for two other pre-2000 fiscal year disputes. Further, our Statement of Operations provides for $157 thousand of settlement expense to a related party, such sum represents a non-cash item generated by the PBM Agreements, and we had a related interest charge of $51 thousand of non-cash expense to PBM in connection with the PBM Note. Management believes that the financial exposure faced by the Company was mitigated through each of these settlements.

     We settled the administrative complaint brought by the FDA, which action was commenced shortly after we received our 510(k) OTC clearances from the FDA for our Drugs of Abuse tests. The FDA process commenced with our receipt of warning letters in July of 1999. It was, and remains, management's belief that we were in full compliance with the then current laws and administrative regulations. The effect of the FDA's warning letters on our business and our ability to collect our accounts receivable and increase our sales was material. As discussed elsewhere in this Annual Report, we were unable to conduct our business in accordance with our business plan. The effects of the FDA issues in our 2001 fiscal year were as follows: (i) we entered into a Settlement Agreement that provided for cash payments by us in the amount of $150 thousand and a Guaranty by us of Mr. Morris' cash payments in the additional amount of $100 thousand; (ii) we incurred $89 thousand in legal fees directly attributable to defending and settling the issues raised in the FDA administrative complaint,
(iii) we authorized the return and the destruction of $263 thousand of our drugs of abuse tests, and (iv) we paid an aggregate of $40 thousand more in commissions on certain sales of our Drugs of Abuse tests -- we paid commissions at our 1999 commission rate rather than at our 2001 commission rate because the Drugs of Abuse tests that were the subject of the commissions had been shipped to a major customer of ours in our 1999 fiscal year; however, as a direct result of the FDA's June 1999 warning letter, the customer modified our payment terms to a consignment sale payment. Certain of the Drugs of Abuse tests that we had shipped to it during our 1999 fiscal year were not sold until our 2000 fiscal year and we did not reach an agreement on the commission rate until our 2001 fiscal year.


     We registered our common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended. This registration was a prerequisite to the commencement of our market-makers quoting bid and asked prices for our common stock on the OTC Bulletin Board. We incurred $219 thousand in legal, accounting, consulting, and printing fees in that endeavor. On April 1, 2002, Equitrade Securities filed a Form 211 with NASD Regulation, Inc. Once the Form has been approved, as to which approval we can give no assurance, our common stock will no longer be quoted on the Pink Sheets and will commence to be quoted on the OTC Bulletin Board.

LIQUIDITY  AND  CAPITAL  RESOURCES

     To date, we have financed our activities principally through cash flow from operations, debt financing and equity issuances, and advances from related parties. Our auditor's report for our 2000 and 2001 fiscal years contains a "going concern" opinion. We have negative working capital, our current liabilities are approximately $1.3 million larger than our current assets, and our total liabilities are approximately $1.8 million larger than our total assets. Since the change in management in the first half of 2000, the Company initially focused on solving the issues raised in the FDA warning letter, negotiating term agreements with its customers, and stabilizing the distribution network of its products. Further, management attended to obtaining availability of term and revolving debt, as discussed below. Finally, management attempted to increase the number of distributors and retail channels that sold the Company's products. As a result of these efforts, management believes that the stability of the Company's financial affairs and the outlook for its business prospects have improved during the preceding two years. However, the Company currently does not have any material, additional sources of liquidity available, whether from internal or external sources.

     In July of 2000, we entered into a line of credit agreement with Citadel and Larry Osaki. The agreement provided us with a line of credit in an amount up to $250 thousand. In September of 2001, and in substitution therefor, we also executed our $250 thousand promissory note in favor of Citadel Capital Management Group, the name Citadel adopted in April of 2001. Interest accrues on the promissory note at the rate of 10 percent simple interest per annum and we may prepay any or all of the obligation without penalty. In September of 2001, we granted a warrant to purchase 100,000 shares of our common stock at a exercise price of $.20 per share to Citadel in connection with their accepting our promissory note in the amount of $250 thousand. The exercise price of the warrants was $.20 per share. In October of 2001, Citadel exercised such warrant through an offset of $20 thousand of our promissory obligations to them. As of the date of this Annual Report, we owe Citadel approximately $330 thousand pursuant to the terms of the note and a consensual $80 thousand over-advance, without penalty. See Item 12. Certain Relationships and Related Transactions -- Citadel Capital Management Corporation; New World Capital Markets, Inc. / G. Wendell Birkhofer.

     On February 20, 2001, we entered into a Loan and Security Agreement with Camel Financial, Inc. ("Camel"), and a Subordination Agreement with Citadel and Camel. The Loan and Security Agreement initially provided us with up to $250 thousand of advances against our available accounts receivable. During our 2001 fiscal year, Camel verbally amended the Loan and Security Agreement to increase our line of credit to $275 thousand. The Loan and Security Agreement expired on March 1, 2002, subject to automatic annual renewals, unless otherwise terminated in writing by either Camel or us not later than 30 days prior to the end of an annual term. For outstanding balances under $100 thousand, interest accrues at the rate of three percent per month; for outstanding balances in excess of $100 thousand, interest accrues at the rate of two and one-half percent per month; in no event shall the monthly interest be less than $2,500. The interest rate is subject to change by an amount equivalent to a change in the prime rate, as published in the Wall Street Journal. As of December 31, 2001, the interest
                    --------------------
rate was two and one-quarter percent per month and our outstanding balance due to Camel was $274 thousand. Our eligible domestic accounts receivable balance as of such date was $204 thousand; accordingly, we were consensually over-advanced by $71 thousand, which resulted in an interest surcharge of 1/30 of one percent per day for each day of such advance. As of the date of this Annual Report, we are in compliance with the advance schedule. In connection with the Loan and Security Agreement, Camel, Citadel, and we executed a Subordination Agreement, on February 20, 2001, pursuant to which Citadel subordinated its first position security interest in our assets to Camel.

     As of December 31, 2001, we had cash and cash equivalents of $1,500 and negative working capital of $1.3 million.

     Cash used by operating activities for the year ended December 31, 2001, amounted to $397 thousand. Cash used in investing activities for the year ended December 31, 2001, amounted to $254 thousand and consisted of $17 thousand used to purchase equipment and $237 thousand invested in and advanced to Spectrum. Cash provided by financing activities for the year ended December 31, 2001, amounted to $637 thousand and consisted primarily of issuances of notes payable, net of repayments.

     We have sustained significant losses during our 2001 and 2000 fiscal years, have experienced negative cash flows from operations since inception, have had difficulties generating sufficient cash flow to meet obligations and sustain our operations, and have a stockholders' capital deficiency that raises substantial doubt about our ability to continue as a going concern. Our ability to meet our obligations in the ordinary course of business is dependent upon our ability to raise additional financing through public or private equity or debt financings and to operate profitably. While management believes that such funding will be available, the ability to obtain and the adequacy of such funding, if any, are uncertain. Further, the terms of our May 2001 debt settlement with PBM restrict our ability to borrow from banks or other institutional lenders, as PBM is not obligated to subordinate its priority to such lenders for our obligations in excess of $300 thousand.

     The Company's plan for its 2002 fiscal year includes an increased level of sales, both to our current customers and to certain additional, similarly situated customers. Management believes that the Company's relations with its current customers, and the results of management's meaningful discussions with various additional potential customers, warrants that level of optimism. Of course, no assurance can be provided that such additional sales will occur, that they will provide sufficient margins to provide positive cash flow, or that the Company will be able to afford to produce and ship that increased level of our products. The Company also believes that the sales and debt trends established by current management subsequent to the receipt of the 510(k) OTC clearances from the FDA will provide the Company with the flexibility to reduce the current level of its debt or to re-finance such debt on terms that are more favorable to the Company, such as an increased level of credit availability and lower costs. No assurance can be provided that the Company's lenders will agree with management on the Company's potential prospects or that the lenders will provide such expanded financial availability. As discussed above, if we are unable to increase our levels of equity or debt and to operate profitably, we will face difficulties in continuing our business operations.

SEASONALITY  AND  INFLATION

     Management does not believe that our business is subject to material seasonal fluctuations. Our results of operations and financial position are presented based upon historical cost. Although management cannot accurately anticipate the effect of inflation on our operations, they do not believe inflation is likely to have a material adverse effect on our revenues or results of operations.

RECENT  ACCOUNTING  PRONOUNCEMENTS

     Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, was effective for us beginning December 31, 2001. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. Management continues to evaluate the effect that implementation of the new standards will have on our results of operations and financial position. However, due to our limited use of derivative instruments, adoption of SFAS No. 133 did not have a significant effect on our consolidated balance sheets, statements of operations, or statements of cash flows.

     SFAS No. 141, "Business Combinations," was effective July 1, 2001, and established accounting and reporting standards to reflect only the purchase method of accounting for business combinations. The adoption of SFAS No. 141 did not have a material impact on our financial statements, as we do not have any business combinations in process or planned as of the date of this Annual Report.

     SFAS No. 142, "Goodwill and Other Intangible Assets," is effective for all fiscal years beginning after December 15, 2001, and establishes accounting and reporting standards for goodwill and other intangible assets. We are not required to adopt the new statement until the year ending December 31, 2002. Management is currently evaluating the effect that implementation of the new standard will have on our results of operations and financial position. However, adoption of SFAS No. 142 is not expected to have a significant effect on our consolidated balance sheets, statements of operations, or statements of cash flows.

ITEM  7.     FINANCIAL  STATEMENTS


                          WORLDWIDE MEDICAL CORPORATION
                 INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF DECEMBER 31, 2001 AND 2000 AND FOR
           EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2001



Report of Independent Auditors. . . . . . . . . . . . . . . . . . .  F-1

Consolidated Financial Statements of Worldwide Medical Corporation:
Consolidated Balance Sheets as of December 31, 2001 and 2000. . . .  F-2
Consolidated Statements of Operations for Each of the Two Years
 in the Period Ended December 31, 2001. . . . . . . . . . . . . . .  F-4
Consolidated Statements of Shareholders' Deficit for Each of the
 Two Years in the Period Ended December 31, 2001. . . . . . . . . .  F-5
Consolidated Statements of Cash Flows for Each of the Two Years
 in the Period Ended December 31, 2001. . . . . . . . . . . . . . .  F-6

Notes to Consolidated Financial Statements. . . . . . . . . . . . .  F-9


                         REPORT OF INDEPENDENT AUDITORS


To  the  Board  of  Directors
Worldwide  Medical  Corporation

We have audited the accompanying consolidated balance sheets of Worldwide Medical Corporation as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' deficit and cash flows for each of the two years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Worldwide Medical Corporation as of December 31, 2001 and 2000, and the results of its operations and cash flows for each of the two years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12, Commitments and Contingencies, Managements' Plan, to the financial statements, the Company has suffered recurring losses from operations, has entered several settlement agreements resolving disputes, litigation and regulatory matters, which require a significant commitment of funds, has difficulties generating sufficient cash flow to meet its ongoing obligations and sustain its operations, and has a stockholders' capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note12, Commitments and Contingencies, Managements' Plan. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Kelly  &  Company
Newport  Beach,  California
April  16,  2002


                          WORLDWIDE MEDICAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2001 AND 2000



ASSETS
                                                              2001        2000
                                                        ----------  ----------
Current assets:
Cash . . . . . . . . . . . . . . . . . . . . . . . . .  $    1,584  $   15,824
Accounts receivable - trade, net of allowances of
73,323 and 0 in 2001 and 2000, respectively . . . . .      254,498     271,564
Inventories. . . . . . . . . . . . . . . . . . . . . .     644,656     446,781
Inventories on consignment . . . . . . . . . . . . . .           -      64,735
Prepaid expenses . . . . . . . . . . . . . . . . . . .      45,366       2,062
Receivable from officer. . . . . . . . . . . . . . . .           -       7,807
Other receivables:
Note receivable from former officer. . . . . . . . . .       7,749      35,870
Due from Pyxis . . . . . . . . . . . . . . . . . . . .      57,940      30,000
Other. . . . . . . . . . . . . . . . . . . . . . . . .         824           -
                                                        ----------  ----------
Total current assets . . . . . . . . . . . . . . . . .   1,012,617     874,643
Property and equipment, net. . . . . . . . . . . . . .     197,890     249,715
Investment in and advance to Spectrum Analytics, Inc..       1,108           -
Other assets . . . . . . . . . . . . . . . . . . . . .      28,126      23,838
                                                        ----------  ----------
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . .  $1,239,741  $1,148,196
                                                        ==========  ==========


    The accompanying notes are an integral part of the financial statements.

                                      F-2

                          WORLDWIDE MEDICAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                         AS OF DECEMBER 31, 2001 AND 2000



LIABILITIES AND SHAREHOLDERS' DEFICIT
                                                              2001          2000
                                                       ------------  ------------
Current liabilities:
Lines of credit - financial institutions. . . . . . .  $   603,821             -
Accounts payable - trade. . . . . . . . . . . . . . .      658,180   $   524,038
Accounts payable, related party . . . . . . . . . . .            -       656,513
Accrued payroll and payroll taxes . . . . . . . . . .       36,376        45,950
Accrued commissions - related party . . . . . . . . .      156,793        76,501
Accrued promotional  and other expense. . . . . . . .       33,711       122,688
Accrued expenses. . . . . . . . . . . . . . . . . . .       83,889        36,902
Accrued interest. . . . . . . . . . . . . . . . . . .        4,103             -
Accrued interest, related parties . . . . . . . . . .       22,604        19,484
Accrued settlement obligations, current portion . . .      483,650       400,000
Capital lease obligations - financial institutions,
 current portion. . . . . . . . . . . . . . . . . . .       21,449        17,736
Notes payable, related parties, current portion . . .      207,000        20,000
Note payable. . . . . . . . . . . . . . . . . . . . .            -        35,000
                                                       ------------  ------------
Total current liabilities . . . . . . . . . . . . . .    2,311,576     1,954,812
Capital lease obligations - financial institutions,
net of current portion. . . . . . . . . . . . . . . .       62,483        83,110
Note payable - related party, net of current portion.      319,524             -
Accrued settlement obligations, noncurrent. . . . . .      350,000             -
                                                       ------------  ------------
TOTAL LIABILITIES . . . . . . . . . . . . . . . . . .    3,043,583     2,037,922
                                                       ------------  ------------
Commitments and contingencies
Shareholders' deficit:
Common stock ($0.01 par value, 30,000,000 shares
authorized, 14,777,558 and 11,807,701 shares
issued and outstanding at December 31, 2001 and
2000 , respectively). . . . . . . . . . . . . . . . .      147,775       118,077
Additional paid-in capital. . . . . . . . . . . . . .    4,221,331     3,763,619
Accumulated  deficit. . . . . . . . . . . . . . . . .   (6,091,574)   (4,685,917)
Common stock receivables - officers . . . . . . . . .      (62,572)      (60,000)
Common stock receivables - others . . . . . . . . . .      (18,802)      (25,505)
                                                       ------------  ------------
TOTAL SHAREHOLDERS' DEFICIT . . . . . . . . . . . . .   (1,951,617)   (1,007,803)
                                                       ------------  ------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT . . . . .  $ 1,091,966   $ 1,030,119
                                                       ============  ============


    The accompanying notes are an integral part of the financial statements.


                          WORLDWIDE MEDICAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    AS OF DECEMBER 31, 2001 AND 2000 AND FOR
           EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2001



                                                      2001          2000
                                               ------------  ------------
Net sales . . . . . . . . . . . . . . . . . .  $ 2,866,999   $ 2,271,857
Cost of sales . . . . . . . . . . . . . . . .    1,316,935       534,827
                                               ------------  ------------
Gross profit. . . . . . . . . . . . . . . . .    1,550,064     1,737,030
                                               ------------  ------------
Operating expenses:
Selling . . . . . . . . . . . . . . . . . . .      927,135       799,967
General and administrative. . . . . . . . . .      545,945       723,156
Professional fees . . . . . . . . . . . . . .      417,657       360,701
Bad debt expense. . . . . . . . . . . . . . .       21,913       118,210
Depreciation and amortization . . . . . . . .       68,442        44,626
Settlement expense. . . . . . . . . . . . . .      517,515       505,000
Settlement expense - related party. . . . . .      157,440             -
Beneficial conversion expense . . . . . . . .            -       205,647
                                               ------------  ------------
Total operating expenses. . . . . . . . . . .    2,656,047     2,757,307
                                               ------------  ------------
Loss from operations. . . . . . . . . . . . .   (1,105,983)   (1,020,277)
                                               ------------  ------------
Other expense:
Interest expense. . . . . . . . . . . . . . .      (79,429)     (130,938)
Interest expense, related parties . . . . . .      (51,117)       (2,867)
                                               ------------  ------------
                                                  (130,546)     (133,805)
                                               ------------  ------------
Equity in losses of Spectrum Analytics, Inc..     (236,432)            -
                                               ------------  ------------
Loss before provision for income taxes and
extraordinary item: . . . . . . . . . . . . .   (1,472,961)   (1,154,082)
Provision for income taxes. . . . . . . . . .         (800)         (800)
                                               ------------  ------------
Loss before extraordinary item. . . . . . . .   (1,473,761)   (1,154,882)
Extraordinary gain on settlement of debt, net
of taxes effect of $0 and $0, respectively. .       68,104        46,334
                                               ------------  ------------
NET LOSS. . . . . . . . . . . . . . . . . . .  $(1,405,657)  $(1,108,548)
                                               ============  ============
NET LOSS PER SHARE, BASIC AND DILUTED . . . .  $     (0.11)  $     (0.11)
                                               ============  ============


    The accompanying notes are an integral part of the financial statements.


                                               WORLDWIDE MEDICAL CORPORATION
                                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                                          AS OF DECEMBER 31, 2001 AND 2000 AND FOR
                                EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2001


                                              Worldwide Medical Corporation
                                     (Formerly Forum International Center, Inc.)
                                               (A Delaware Corporation)
                                                ----------------------   Additional                 Common
                                                  Common      Common     Paid-in      Accumulated   Stock
                                                  Shares      Stock      Capital      Deficit       Receivable        Total
                                                  ------      -----      -------      -------       ----------        -----


BALANCE, DECEMBER 31, 1999. . . . . . . . . . .   8,524,428   $ 85,245   $2,580,950   $(3,577,369)         -   $  (911,174)
  Shares issued upon conversion of debentures .   3,195,177     31,951      766,842             -   $(85,505)      713,288
  Shares issued for services. . . . . . . . . .     132,511      1,325       73,675             -          -        75,000
  Shares returned and canceled resulting from
  the settlement of litigation. . . . . . . . .     (11,904)      (119)         119             -          -             -
  Shares repurchased and cancelled. . . . . . .     (32,511)      (325)     (11,675)            -          -       (12,000)
  Amortization of deferred compensation for
  services. . . . . . . . . . . . . . . . . . .           -          -       34,889             -          -        34,889
  Warrants issued with debentures . . . . . . .           -          -      113,172             -          -       113,172
  Beneficial conversion feature related
  to debentures . . . . . . . . . . . . . . . .           -          -      205,647             -          -       205,647
  Net loss. . . . . . . . . . . . . . . . . . .           -          -            -    (1,108,548)         -    (1,108,548)
                                                 -----------  ---------  -----------  ------------  ---------  ------------
BALANCE, DECEMBER 31, 2000. . . . . . . . . . .  11,807,701    118,077    3,763,619    (4,685,917)   (85,505)     (889,726)
  Shares issued in private placement. . . . . .     129,613      1,296       24,626             -          -        25,922
  Shares issued on exercise of warrants . . . .   1,025,244     10,252      194,796             -    (33,300)      171,748
  Payments received and services
   provided on common stock receivables . . . .           -          -            -             -     37,431        37,431
  Shares issued for prepaid interest on note
  payable arising from settlement of litigation     300,000      3,000       96,000             -          -        99,000
  Shares issued and held in escrow as
  collateral for a note payable issued in
  settlement of litigation. . . . . . . . . . .   1,515,000     15,150      (15,150)            -          -             -
  Warrants issued in settlement of litigation .           -          -      157,440             -          -       157,440
  Net loss. . . . . . . . . . . . . . . . . . .           -          -            -    (1,405,657)         -    (1,405,657)
                                                 -----------  ---------  -----------  ------------  ---------  ------------
BALANCE, DECEMBER 31, 2001. . . . . . . . . . .  14,777,558   $147,775   $4,221,331   $(6,091,574)  $(81,374)  $(1,803,842)
                                                 ===========  =========  ===========  ============  =========  ============


    The accompanying notes are an integral part of the financial statements.


                           WORLDWIDE MEDICAL CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                     AS OF DECEMBER 31, 2001 AND 2000 AND FOR
            EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2001



                                                               2001          2000
                                                        ------------  ------------
Cash flows provided by (used in) operating activities:
Net loss . . . . . . . . . . . . . . . . . . . . . . .  $(1,405,657)  $(1,108,548)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation . . . . . . . . . . . . . . . . . . . . .       68,442        44,626
Extraordinary gain on settlement of debt . . . . . . .      (68,104)      (46,334)
Interest expense arising from beneficial conversion
features on issuance of convertible debt . . . . . . .            -       205,647
Loss on disposal of equipment. . . . . . . . . . . . .            -         5,980
Loss on asset impairment . . . . . . . . . . . . . . .            -        24,255
Amortization of deferred compensation for services . .            -        34,889
Amortization of debt discount. . . . . . . . . . . . .            -       123,089
Amortization of prepaid interest . . . . . . . . . . .       49,317             -
Common shares issued for services. . . . . . . . . . .            -        75,000
Warrants issued as settlement of litigation. . . . . .      157,440             -
Equity in losses of Spectrum Analytics, Inc. . . . . .      236,432             -
Decrease (increase) in assets:
Accounts receivable - trade. . . . . . . . . . . . . .       17,066       (69,912)
Inventories. . . . . . . . . . . . . . . . . . . . . .     (197,875)     (128,644)
Inventories on consignment . . . . . . . . . . . . . .       64,735        97,879
Prepaid expense. . . . . . . . . . . . . . . . . . . .       (7,952)        2,938
Receivable from officer. . . . . . . . . . . . . . . .        7,807        (7,807)
Note receivable from former officer. . . . . . . . . .       28,121        26,030
Due from Pyxis . . . . . . . . . . . . . . . . . . . .      (27,940)      (30,000)
Other receivables. . . . . . . . . . . . . . . . . . .         (824)            -
Intangible asset . . . . . . . . . . . . . . . . . . .            -        (2,341)
Other assets . . . . . . . . . . . . . . . . . . . . .       10,043       (16,802)
Increase (decrease) in liabilities:
Accounts payable - trade . . . . . . . . . . . . . . .      202,246      (348,446)
Accrued expenses . . . . . . . . . . . . . . . . . . .       46,987         7,502
Accrued payroll and payroll taxes. . . . . . . . . . .       (9,574)      (30,194)
Accrued commissions, related party . . . . . . . . . .       80,292         1,657
Accrued and promotional and other expenses . . . . . .      (88,977)      122,688
Accrued interest, related parties. . . . . . . . . . .        3,120         7,860
Accrued interest . . . . . . . . . . . . . . . . . . .        4,103             -
Accrued litigation settlements . . . . . . . . . . . .      433,650       400,000
                                                        ------------  ------------
NET CASH USED IN OPERATING ACTIVITIES. . . . . . . . .     (397,102)     (608,988)
                                                        ------------  ------------



    The accompanying notes are an integral part of the financial statements.

                                WORLDWIDE MEDICAL CORPORATION
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                          AS OF DECEMBER 31, 2001 AND 2000 AND FOR
                 EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2001


                                                                           2001        2000
                                                                      ----------  ----------
Cash flows provided by (used in) investing activities:
Purchase of property and equipment . . . . . . . . . . . . . . . . .  $ (16,617)  $ (69,378)
Investment in and advance to Spectrum Analytics, Inc.. . . . . . . .   (237,540)          -
Proceeds on disposition of property and equipment. . . . . . . . . .          -       4,095
                                                                      ----------  ----------
NET CASH USED IN INVESTING ACTIVITIES. . . . . . . . . . . . . . . .   (254,157)    (65,283)
                                                                      ----------  ----------
Cash flows provided by (used in) financing activities:
Increase in amount due on lines of credit. . . . . . . . . . . . . .    603,821           -
Repayment of notes payable . . . . . . . . . . . . . . . . . . . . .   (184,989)    (15,000)
Repayment on capital leases. . . . . . . . . . . . . . . . . . . . .    (16,914)     (4,651)
Collection of stock subscription receivable. . . . . . . . . . . . .     37,431           -
Shares repurchased and canceled. . . . . . . . . . . . . . . . . . .          -     (12,000)
Proceeds from the issuance of convertible debt . . . . . . . . . . .          -     600,116
Proceeds from the issuance of detachable warrants. . . . . . . . . .          -     113,172
Proceeds from exercise of warrants . . . . . . . . . . . . . . . . .    171,748           -
 Proceeds from issuance of stock . . . . . . . . . . . . . . . . . .     25,922           -
                                                                      ----------  ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES. . . . . . . . . . . . . .    637,019     681,637
                                                                      ----------  ----------
NET INCREASE (DECREASE) IN CASH. . . . . . . . . . . . . . . . . . .    (14,240)      7,366
CASH AT BEGINNING OF PERIOD. . . . . . . . . . . . . . . . . . . . .     15,824       8,458
                                                                      ----------  ----------
CASH AT END OF PERIOD. . . . . . . . . . . . . . . . . . . . . . . .  $   1,584   $  15,824
                                                                      ==========  ==========

Supplemental Disclosure of Cash Flow Information
Cash paid during the fiscal year for:
Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  69,583   $   2,840
Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     800   $     800

Supplemental Schedule of Non-Cash Investing and Financing Activities
Conversion of convertible notes:
Notes payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .          -   $ 798,793
Common stock . . . . . . . . . . . . . . . . . . . . . . . . . . . .          -   $ (31,951)
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . .          -   $(766,842)

Purchase of property and equipment:
Property and equipment . . . . . . . . . . . . . . . . . . . . . . .          -   $ 105,497
Capital lease obligations. . . . . . . . . . . . . . . . . . . . . .          -   $(105,497)


    The accompanying notes are an integral part of the financial statements.

                          WORLDWIDE MEDICAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    AS OF DECEMBER 31, 2001 AND 2000 AND FOR


                                                              2001   2000
                                                         ----------  ----

Conversion of related party accounts payable
note payable:
Accounts payable - related party. . . . . . . . . . . .  $ 656,513      -
Note payable - related party. . . . . . . . . . . . . .  $(656,513)     -

Issuance of shares for prepaid interest on note payable
arising from settlement of litigation:
Prepaid interest expense. . . . . . . . . . . . . . . .  $  99,000      -
Common stock. . . . . . . . . . . . . . . . . . . . . .  $  (3,000)     -
Additioinal paid-in capital . . . . . . . . . . . . . .  $ (96,000)     -

Issuance of shares and held in escrow as collateral
for note payable arising from settlement of litigation:
Additional paid-in capital. . . . . . . . . . . . . . .  $  15,150      -
Common stock. . . . . . . . . . . . . . . . . . . . . .  $ (15,150)     -



    The accompanying notes are an integral part of the financial statements.

                          WORLDWIDE MEDICAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                    AS OF DECEMBER 31, 2001 AND 2000 AND FOR
           EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2001


1.     DESCRIPTION  OF  BUSINESS
       -------------------------
Worldwide Medical Corporation (the "Company") markets and distributes, principally in the United States, a family of easy-to-use, rapid screening products that provide preliminary results in five medical disciplines: (1) pregnancy and fertility, (2) infectious diseases, (3) sexually transmitted diseases, (4) drugs of abuse, and (5) health screening.
The Company's products are subject to governmental regulation in the United States by the Food and Drug Administration.

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
       ----------------------------------------------
     Principles  of  Consolidation

The accompanying consolidated financial statements include the accounts of Worldwide Medical Corporation (a Delaware corporation) (the "Company") and its wholly owned subsidiary Worldwide Medical Corporation (a California corporation). All significant intercompany transactions have been eliminated.

     Recognition  of  Revenue

Revenue is recognized on non-retailer sales for 2001 and 2000 and for retailer sales for 2001 when the products are shipped to the Company's customer. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related revenues are recorded. In 2000, the Company granted its retailer customers the right to return unsold products and credit terms that did not require payment for products purchased until they were ultimately sold at retail. Accordingly, the Company recorded the products shipped to those retailer customers in 2000 as consigned inventory until the receipt of payment when the sale was then recorded.

     Cash  and  Equivalents

The Company invests portions of its excess cash in highly liquid investments. Cash and equivalents include time deposits and commercial paper with original maturities of three months or less. The Company has no requirements for compensating balances. The Company maintains cash balances in bank accounts, which did not exceed the federally insured limits at December 31, 2001 and 2000.

     Inventories  and  Inventories  on  Consignment

Inventories are stated at the lower of cost or market with cost being determined using the first-in, first-out method. Substantially all inventory consisted of finished goods held for sale. The Company's management monitors inventories for excess and obsolete items and makes necessary valuation corrections when such adjustments are required. In 2000, products

                          WORLDWIDE MEDICAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                    AS OF DECEMBER 31, 2001 AND 2000 AND FOR
           EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2001


2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED
       ----------------------------------------------------------

     Inventories  and  Inventories  on  Consignment,  Continued

shipped to retail customers were recorded as consigned inventories until their payments were remitted to the Company.

     Equity  Method  of  Accounting

The equity method of accounting is used when the Company has a 20% to 50% interest in other entities. Under the equity method, original investments are recorded at cost and adjusted by the Company's share of undistributed earnings or losses of these entities. Nonmarketable investments in which the Company has less than 20% interest and in which it does not have the ability to exercise significant influence over the investee are initially recorded at cost and periodically reviewed for impairment.

     Property  and  Equipment

Property and equipment are recorded at cost and are depreciated using the straight-line method over an expected useful life of 3 to 5 years. Expenditures for normal maintenance and repairs are charged to income, and significant improvements are capitalized. Upon the sale or retirement of property and equipment, the accounts are relieved of the cost and the related accumulated depreciation with any resulting gain or loss included in the statement of operations.

     Long-Lived  Assets

Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The estimated undiscounted cash flows associated with the assets are compared to the carrying amounts to determine if a writedown to fair value is required. In fiscal 2000, management decided that the Company would no longer pursue utilization of the intangible assets, consisting of patent and patent application costs and recognized an impairment loss of $24,255, which is included in selling, general and administrative expenses.

     Accrued  Confirmatory  Testing  Expense

The Company provides for estimated confirmatory testing costs related to the sales of its home drug testing kits. The Company has accrued for these costs in the period in which sales are made.

     Accounting  for  Income  Taxes

The Company accounts for income taxes under the liability method. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities. They are measured using the enacted

                          WORLDWIDE MEDICAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                    AS OF DECEMBER 31, 2001 AND 2000 AND FOR
           EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2001


2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED
       ----------------------------------------------------------

     Accounting  for  Income  Taxes,  Continued

tax rates and laws that will be in effect when the differences are expected to reverse. The Company is required to adjust its deferred tax liabilities in the period when tax rates or the provisions of the income tax laws change. Valuation allowances are established to reduce deferred tax assets to the amounts expected to be realized.

     Debt  Issued  with  Stock  Purchase  Warrants

Proceeds from debt issued with stock purchase warrants are allocated between the debt and the warrants based on their relative fair values. The value ascribed to the warrants, based on the Black-Scholes Option Pricing Model, is accounted for as a discount on the debt and amortized to interest expense over the term of the related debt using the effective interest method.

     Stock-Based  Compensation

Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, ("SFAS No. 123") established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee and nonemployee compensation plans. As permitted by SFAS No. 123, the Company has elected to account for stock-based employee compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"). In accordance with APB No. 25, compensation cost for stock options is recognized as the excess, if any, of the market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Generally, the exercise price for stock options granted to employees equals or exceeds the fair market value of the Company's common stock at the date of grant, thereby resulting in no recognition of compensation expense by the Company. Any compensation cost that does arise is amortized over the requisite vesting periods.
The Company accounts for stock-based compensation to nonemployees in accordance with SFAS No. 123.

     Research  and  Development  Costs

Research and development costs are expensed when incurred and include costs for the production of device prototypes, validation specimens, and other design costs. Research and development costs incurred during 2000 were $72,337. There were no research and development costs incurred during 2001. However, $73,052 of research and development expense was incurred by Spectrum Analytics, Inc. and included in its loss from operations.

                          WORLDWIDE MEDICAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                    AS OF DECEMBER 31, 2001 AND 2000 AND FOR
           EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2001

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED
       ----------------------------------------------------------

     Advertising  Costs

The Company expenses the production costs of advertising the first time the advertising program is used and upon payment to retailers for use in cooperative advertising. Advertising expense was $458,685 and $465,886 for the years ended December 31, 2001 and 2000, respectively.

     Loss  Per  Common  Share

Basic and diluted loss per common share are computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share does not consider the effect of potentially dilutive securities, as their inclusion would be anti-dilutive.

     Use  of  Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Financial  Statement  Classification

Certain amounts within the 2000 consolidated financial statements have been reclassified in order to conform to the 2001 consolidated financial statement presentation. These changes had no impact on previously reported results of operations or shareholders' equity.

     New  Accounting  Pronouncements

In June 2001, the FASB issued SFAS No. 141, Business Combinations, which addresses financial accounting and reporting for business combinations. SFAS No. 141 supercedes Accounting Principles Board ("APB") Opinion No. 16, Business Combinations and amends or supercedes a number of interpretations of that opinion. It also amends SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. SFAS No. 141 will apply to all business combinations initiated after June 30, 2001. In 2002, the Company acquired all of a company it had previously reported under the equity method of accounting. The Company is currently evaluating the impact of SFAS No. 141 to determine the effect, if any, it may have on the Company's results of operations, financial position or cash flows.

                          WORLDWIDE MEDICAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                    AS OF DECEMBER 31, 2001 AND 2000 AND FOR
           EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2001

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED
       ----------------------------------------------------------

     New  Accounting  Pronouncements,  Continued

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangibles, which addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 supercedes APB No. 17, Intangible Assets. Provisions of SFAS No. 142 will be effective for all fiscal years beginning after December 15, 2001. As such, the Company is not required to adopt the new statement until the year ending December 31, 2002. The Company is currently evaluating the effect that implementation of the new standard will have on its results of operations and financial position. However, adoption of SFAS No. 142 is not expected to have a significant effect on the Company's consolidated balance sheets, statements of operations, or statements of cash flows.

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses the accounting requirements for retirement obligations associated with tangible long-lived assets. This Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. This Statement is effective for the Company's 2003 fiscal year, and early adoption is permitted. The Company is currently evaluating the impact of SFAS No. 143 to determine the effect, if any, it may have on the Company's results of operations, financial position or cash flows.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which excludes from the definition of long-lived assets goodwill and other intangibles that are not amortized in accordance with SFAS No. 142. SFAS No. 144 requires that long-lived assets to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also expands the reporting of discontinued operations to include components of an entity that have been or will be disposed of rather than limiting such discontinuance to a segment of a business. This Statement is effective for the Company's 2003 fiscal year, and early adoption is permitted. The Company is currently evaluating the impact of SFAS No. 144 to determine the effect, if any, it may have on the Company's results of operations, financial position or cash flows.

3.     INVESTMENT
       ----------
The Company has a 50% interest in Spectrum Analytics, Inc. ("Spectrum"), a diagnostic testing laboratory, which has been accounted for on the equity method since its inception in January 2001. Spectrum's only customer to date has been the Company for which it has provided confirmatory testing for home drug tests. The Company received credit for approximately $40,000 of the pre-organization costs it incurred and contributed fixed assets with a book value of approximately $10,000 for its 50% interest, while Drs. Rojas and Moretti each as to 25% (the other 50% investors who are employees of Spectrum)

                          WORLDWIDE MEDICAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                    AS OF DECEMBER 31, 2001 AND 2000 AND FOR
           EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2001

3.     INVESTMENT,  CONTINUED
       ----------------------
contributed laboratory equipment with a fair value of $50,000. The Company advanced additional funds to Spectrum during the year while the other 50% investor was not obligated to nor did it provide additional financial support. Therefore, the Company's 2001 operations include a loss of $236,432, which represents 100% of the loss experienced by Spectrum for the year. The loss reduced the Company's investment in and advances to Spectrum to $1,108. The results of operations and financial position of the Company's equity basis investment in Spectrum at December 31, 2001 is summarized below:
Condensed  statement  of  operations  information:

Net  sales  (related  party)                                    $        29,500
                                                                =        ======
Net  loss                                                       $     (236,432)
                                                                =     =========
Company's  equity  in  net  loss  of  Spectrum                  $     (236,432)
                                                                =     =========

Condensed  balance  sheet  information:

Current  assets                                                 $           306
Noncurrent  assets                                                       52,976
                                                                         ------
Total  assets                                                   $        53,282
                                                                =        ======
Current  liabilities:
     Related  party                                             $       237,541
     Other                                                                2,174
                                                                          -----
Total  current  liabilities                                             239,715
Deficit                                                               (186,433)
                                                                      ---------
Total  liabilities  and  deficit                                $        53,282
                                                                =        ======
     Reconciliation of Spectrum Deficit to the Company's Investment
Spectrum  deficit                                               $     (186,433)
Less:     Other  50%  investors  portion  of  the  deficit               93,216
                                                                         ------
Company's  portion  of  the  Spectrum  deficit                         (93,217)
Plus:
Company  funds  advances  or  expenses  incurred on behalf of Spectrum  237,541
Less:     Other  50%  investors  portion  of  the  loss               (118,216)
          Fifty  percent  of  fixed  asset  contribution  by
             other  investor                                           (25,000)
                                                                       --------
COMPANY'S  INVESTMENT  IN  SPECTRUM                             $         1,108
                                                                =         =====

                          WORLDWIDE MEDICAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                    AS OF DECEMBER 31, 2001 AND 2000 AND FOR
           EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2001

3.     INVESTMENT,  CONTINUED
       ----------------------
Included in the operating results of Spectrum are allocations of $85,469 of expenses incurred by the Company and payments made by the Company on Spectrum's behalf of $170,979.

4.     PROPERTY  AND  EQUIPMENT
       ------------------------
Property  and equipment at December 31, 2001 and 2000 consists of the following:
                                                         2001               2000
                                                         ----               ----
Equipment                                        $      230,661    $     230,661
Office  furniture  and  equipment                       145,661          131,104
Leasehold  improvements                                  23,187           21,127
                                                         ------          -------
                                                        399,509          382,892
     Less:  accumulated  depreciation                   201,619          133,177
                                                        -------          -------
Property  and  equipment,  net                   $      197,890    $     249,715
                                                 =     =======     =     =======

At December 31, 2001 and 2000, property and equipment includes $105,497 of equipment recorded under capital leases, respectively.
Depreciation expense was $68,442 and $44,626 for the years ended December 31, 2001 and 2000. Depreciation expense for the year ended December 31, 2001 includes $21,099 of depreciation for assets recorded under capital leases.


5.     LINES  OF  CREDIT  -  FINANCIAL  INSTITUTIONS
       ---------------------------------------------
A line of credit was entered into in 2001 with a financial institution with a maximum credit of $275,000 or 80% of the eligible domestic trade accounts receivable, for working capital needs. Borrowings under the line of credit as of December 31, 2001, were $273,821 and during the year bore a fluctuating annual interest rate of 27.5% to 36% plus the increase or decrease in the Wall Street Journal prime with the principal and unpaid interest due in full on March 1, 2003. The interest rates charged on the line of credit changed monthly based on the average amount outstanding. The eligible domestic accounts receivable balance as of December 31, 2001 was $203,598, which meant there was an overadvance of the line of credit of $70,223 and resulted in a surcharge of one-thirtieth of 1% per day for each day the overadvance existed with the surcharge amount included in the unpaid balance. The line of credit had an effective weighted average interest rate of 29.2% per annum for the year ended December 31, 2001. As of this report date, the Company is in compliance with the advance schedule per the loan agreement. The line of credit is collateralized by all of the Company's assets with a financing statement on file with the California Secretary of State dated February 23, 2001.

                          WORLDWIDE MEDICAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                    AS OF DECEMBER 31, 2001 AND 2000 AND FOR
           EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2001

5.     LINES  OF  CREDIT,  CONTINUED
       -----------------------------
Line of credit with a financial institution with a maximum credit of $250,000 as of December 31, 2001 for working capital needs. Borrowings under the line of credit bear interest at a fixed rate of 10% per annum, with the principal and unpaid interest due in full on July 5, 2002. The line of credit is eligible for a one-year renewal subject to negotiation with the lender. At December 31, 2001, the line was overadvanced and had a balance of $330,000. The line of credit agreement does not have any negative covenants nor related remedies for the overadvance. The lender is currently being administered by a federal court-appointed receiver. The line of credit is collateralized by all of the Company's assets with a financing statement on file with the California Secretary of State dated September 25, 2000.

6.     DEBT  RESTRUCTURING
       -------------------
The Company, in an earlier year, entered into an exclusive distributor and supplier agreement with an entity owned by a major shareholder and director of the Company. The agreement provided for the Company to act as an exclusive distributor in specified markets for certain diagnostic products produced by this related party. The agreement was prematurely terminated in 1998 and disputes arose between the Company and the supplier over the amounts owed and the payment thereof. In May 2001, to resolve the $656,513 related party account payable, the Company made a cash payment of $25,000 and executed a convertible secured promissory note payable to the supplier in the amount of $631,513. The note is collateralized by all of the assets of the Company with a financing statement on file with the California Secretary of State dated July 16, 2001, and 1,515,000 shares of its common stock issued and held as collateral in trust by the Company's legal counsel. The 1,515,000 shares will be retired if they are not released from the escrow as part of the collateral requirements of the convertible secured promissory note payable. The note payable itself is non-interest bearing and requires weekly payments equal to certain specified amounts per product unit sold for which payment was received during the week. The per unit payment amounts range from $0.25 effective January 1, 2001, and adjust every six months up to $1.00 starting July 1, 2003, and continue thereafter at that rate until the note is fully paid. The terms of the note payable also require the Company to make principal payments on cash proceeds from the sale by the Company of its common stock. The amount of the required principal payments is equal to 15% of an adjusted per share price (as defined) up to $0.75 and 10% of an adjusted per share price of $0.76 and over. The note is convertible at the holder's discretion at any time in whole or in part into shares of the Company's common stock subject to the Company's right to prepay such amount otherwise to be converted. The conversion price is $0.40 per share subject to certain adjustments as specified arising from among other things any stock splits, stock dividends, consolidations or mergers. The note also provides it shall be junior and subordinate only to an amount not to exceed an additional $300,000 of bank or

                          WORLDWIDE MEDICAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                    AS OF DECEMBER 31, 2001 AND 2000 AND FOR
           EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2001

6.     DEBT  RESTRUCTURING,  CONTINUED
       -------------------------------
other institutional indebtedness in excess of that outstanding as of the date of the note agreement.
In order to induce the Company to repay the note as quickly as possible, the Company agreed to the issuance and escrow of an additional 300,000 shares of its common stock with its legal counsel to be released to the note holder in specified increments. If the note is not fully paid after one year and prior to the 18th, the 24th, the 30th months, and then thereafter, the Company's attorney will cause the shares to be released from the escrow in increments of 75,000, 75,000, 50,000 or 100,000 shares, respectively, to the note holder. The issuance of the 300,000 shares resulted in the Company recognizing $99,000 of prepaid interest based on the fair value of the shares as of the date of the agreement. In 2002, the first $75,000 shares that had been escrowed were released to the entity. The prepaid interest is being amortized, on an interest method with an effective rate of 9.7% over the expected life of the note payable.
In connection with this agreement, the Company issued three warrants to the same major shareholder and director to purchase 164,000, 246,000 and 246,000 shares of the Company's common stock at exercise prices of $0.20, $0.30 and $0.40, with expiration dates of December 31, 2001, 2002, and 2003, respectively. During
2001, the major shareholder and director exercised the 164,000 warrants. The Company recognized a $157,440 settlement expense arising from the issuance of the warrants. These warrants were valued at their fair value based on the Black Scholes Option Pricing Model as of the date of the agreement.
If the Company ceases to sell test units (as defined); if during any three-month period annualized sales volume is less than $1,000,000; or if the note holder receives payments during any three-month period of less than $50,000; the note holder is entitled to issue a demand for all the unpaid note principal and all of the remaining unissued escrowed 300,000 common shares.
The  note  payable  is  current  as  of  the  report  date.

                          WORLDWIDE MEDICAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                    AS OF DECEMBER 31, 2001 AND 2000 AND FOR
           EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2001

7.     NOTES  PAYABLE
       --------------
Notes  payable  at  December  31,  2001  and  2000  consist  of  the  following:
                                                           2001             2000
                                                           ----             ----
     Uncollateralized  -  Related  Party
Note  payable  to  a  major  shareholder  who  is  a  director of  the  Company,  with  an  interest  rate  of  9%  per
 annum.  The  note  matured  in  March  1996,  has  not  been renewed  or  extended  and  is  therefore  treated  as  due  on demand.  The  note  and  accrued  interest  is  convertible  at the  option  of  the  holder  into  shares  of  the  Company's common  stock  at  a  conversion  price  of  $.60  per  share.
The  conversion  feature  is  in  effect  as  long  as  any
portion  of  the  note  payable  and  the  related  accrued
interest  are  unpaid.                            $      20,000     $     20,000

     Collateralized  -  Related  Party
Note  payable  to  a  company  owned  by  a  major
 shareholder who is a director of the Company. A total of 300,000 shares of the Company's common stock are held in escrow to be released in certain increments over the period that there is an unpaid balance on the note.
The value of these shares has been recorded as prepaid interest, which is being amortized on an interest method to interest expense at an effective rate of 9.7% per annum. The note requires weekly payments equal to certain specified amounts per product unit sold. The note is collateralized by all of the assets of the Company and 1,515,000 shares of its common stock issued and presently held in trust by the Company's

                          WORLDWIDE MEDICAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                    AS OF DECEMBER 31, 2001 AND 2000 AND FOR
           EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2001

legal  counsel  (Note  6).                             506,524                 -
                                                       -------      ------------
Total  notes  payable  -  related  party               526,524            20,000
Less:  current maturities                             (207,000)         (20,000)
                                                     ---------          --------
LONG TERM PORTION OF NOTES PAYABL- RELATED  PARTY $    319,524                 -
                                                  =    =======           =======

                          WORLDWIDE MEDICAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                    AS OF DECEMBER 31, 2001 AND 2000 AND FOR
           EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2001

7.     NOTES  PAYABLE,  CONTINUED
       --------------------------
     Uncollateralized  -  Other
                                                                 2001       2000
                                                                 ----       ----
Note  payable  to  a  shareholder  with  an  interest  rate  of
 10%  per  annum.  The  note  matured  in  April  2000,  has not  been  renewed  or  extended  and  is  therefore  treated as  due  on  demand.  In  connection  with  the  note,  the
Company  granted  25,000  warrants  to  purchase  the
Company's  common  stock  at  $1.00  per  share,
exercisable  immediately  and  expiring  on  October  15,
2002  and  recorded  a  discount  of  $17,000  on  the  note based  on  the  fair  value  of  the  warrants.  Discount  of
$9,917  was  amortized  to  interest  expense  during  2001.
No  discount  was  amortized  to  interest  expense  in  2000
..  The  note  was  fully  paid  in  2001.                        -  $     35,000
                                                        ----------  -     ------
Total  notes  payable,  related  parties                         -        35,000
Less:  current  maturities                                       -      (35,000)
                                                        ----------      --------
LONG  TERM  PORTION  OF  NOTES  PAYABLE                         -              -
                                                        ==========  ============

Maturities  of  notes  payable  for  the  years  ended  December  31,

2002                              $     207,000
2003                                    250,000
2004                                     69,524
2005  and  thereafter                         -

Interest expense during the years ended December 31, 2001 and 2000 was $130,546 and $133,805, respectively.

     Convertible  Debentures

During 2000, the Company issued convertible debentures for total proceeds of $798,794. The debentures were issued with a detachable warrant to purchase one share of the Company's common stock for each dollar raised and have an exercise price of $0.20. The warrants were immediately exercisable, and expired one year from the date of issuance. They bore interest at a rate of 12% per annum, mature one year from issuance and were convertible into the Company's common stock at $0.25 per share. Proceeds from the borrowing were allocated between the debt and the warrants based on their relative fair values. A discount of $113,172 was recorded on the note, which has been recognized as

                          WORLDWIDE MEDICAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                    AS OF DECEMBER 31, 2001 AND 2000 AND FOR
           EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2001

7.     NOTES  PAYABLE,  CONTINUED
       --------------------------

     Convertible  Debentures,  Continued

interest expense on a yield basis over the life of the related debt. The debentures were determined to have a beneficial conversion feature with intrinsic values totaling $205,647, which was recorded as debt discount and an increase in additional paid-in-capital. The corresponding discount was amortized to interest expense over the period from issuance of the notes to the date they became first convertible. All the debentures were convertible at any time, and accordingly, the total discount was charged to interest expense at the date of issuance. The debentures were immediately converted into the Company's common stock, and an aggregate of 3,195,177 shares were issued.

Subsequent to year-end, the Company issued units of convertible debentures and common stock and received proceeds of $125,000. Each unit consists of $25,000 convertible note and 12,500 shares of the Company's common stock. The note bears interest at 10% per annum and is due in six months with a six-month extension at the option of the holder. The note is convertible into 50,000 shares of the Company's restricted common stock and has certain registration rights.

In addition, the Company sold one unit consisting of a $250,000 note payable and 250,000 restricted common shares that have certain registration rights. The note bears interest at 10% per annum and is due in six months with a six-month extension at the option of the holder. The note is collateralized by 500,000 shares of the Company's common stock held in escrow by the Company's legal counsel in the event of default.


8.     CAPITALIZED  LEASE  OBLIGATIONS
       -------------------------------

The Company leases equipment under long-term noncancellable capital leases. Obligations under capital leases consist of the following:
                                                                   2001     2000
                                                                   ----     ----
Capital  lease  with  a  finance  company  with  an  interest rate  of  14.25%  per  annum,  with  monthly  principal
and  interest  payments  of  $2,043,  maturing  in
September  2005                                            $     71,688 $ 83,716

                          WORLDWIDE MEDICAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                    AS OF DECEMBER 31, 2001 AND 2000 AND FOR
           EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2001


Capital  lease  with  a  finance  company  with  an  interest rate  of  21.94%  per  annum,  with  monthly  principal
and  interest  payments  of  $681,  maturing  in  October
2003                                                             12,244   17,130
                                                                 ------   ------
Total  capitalized  lease  obligations                     $    83,932 $ 100,846
                                                           =     ======  =======

                          WORLDWIDE MEDICAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                    AS OF DECEMBER 31, 2001 AND 2000 AND FOR
           EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2001

8.     CAPITALIZED  LEASE  OBLIGATIONS,  CONTINUED
       -------------------------------------------

Future minimum lease payments under capital leases are as follow for the year ending December 31:

2002                                           $     32,688
2003                                                 31,326
2004                                                 24,516
2005                                                 19,209
2006                                                      -
                                             --------------
Total  minimum  lease  payments                     107,739
Less:  amount  representing  interest
at  the  incremental  borrowing                    (23,807)
                                                    -------
Total  value  of  minimum  lease  payments           83,932
     Less:  current  portion                        (21,449)
                                                    --------
CAPITALIZED  LEASE  OBLIGATIONS
NET  OF  CURRENT  PORTION                     $      62,483
                                              =     =======

9.     EXTRAORDINARY  ITEM
       -------------------
During 2001 and 2000, the Company settled certain payables with an aggregate balance of $106,478 and $70,335 for total cash payments of $38,347 and $24,000, resulting in gains of $68,104 and $46,334, or $0.01 per common share, respectively. The aggregate gain on the settlements is classified as an extraordinary item in the statement of operations.

10.     RELATED  PARTY  TRANSACTIONS
        ----------------------------
     Sales  Agreement

The Company entered into an exclusive sales agreement with a company currently owned by a former director and previously partially owned by an officer, who is a current director. The agreement included a 15% commission on sales generated by the related party in North America and Mexico. In April 2000, the commission rate was amended to 7.5%. The related party agreed to reimburse the Company for certain initial costs to establish customer account relationships. The Company entered into a new agreement with this entity effective January 1, 2001, that provides for commissions of 4.0%, 3.5%, 3.0%, and 2.75% on incremental annual retail sales of the first $1,500,000, the next $1,000,000, the next $1,000,000, and the next $1,500,000, respectively and 2.5% on retail sales over $5,000,000. In addition, the agreement provides for commissions of 2.0% on the first $5,000,000 of wholesale and distributor sales and 1.25% thereafter. For the years ended December 31, 2001 and 2000, the related party commissions were $240,671 and $223,131, respectively.

                          WORLDWIDE MEDICAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                    AS OF DECEMBER 31, 2001 AND 2000 AND FOR
           EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2001


11.     INCOME  TAXES
        -------------
The components of the provision for income taxes for the years ended December 31, 2001 and 2000 are as follows:
                                                                   2001     2000
                                                                   ----     ----
Current  expense:
                        Federal
                        State                                 $     800 $    800
                                                              -     --- -    ---
                                                                    800      800
                                                                    ---      ---
Deferred  benefit:
     Federal                                                          -        -
     State                                                            -        -
                                                              ---------  -------
Total  provision                                              $     800  $   800
                                                              =     ===  =   ===
Significant components of the Company's deferred income tax assets and liabilities at December 31, 2001 and 2000 are as follows:

                                                         2001               2000
                                                         ----               ----
Deferred  income  tax  asset:
     Accrued  expenses                              $     7,610     $     11,894
     Net  operating  losses                           2,149,510        1,633,388
     Other                                                  272              272
                                                            ---             ----
Total  deferred  income  tax  asset                   2,157,392        1,645,554
Valuation  allowance                                 (2,147,576)     (1,635,556)
                                                    -----------      -----------
Total  deferred  income  tax                              9,816            9,998
                                                          -----            -----
Deferred  income  tax  liability:
     Depreciation                                         9,816            9,998
                                                          -----            -----
Total  deferred  income  tax  liability                   9,816            9,998
                                                           -----           -----
Net  deferred  income  tax  liability                          -               -
                                                     ===========     ===========
The Company has concluded that it is more likely than not that none of the net deferred income tax assets will be realized through future taxable earnings and has established a valuation allowance for them.

                          WORLDWIDE MEDICAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                    AS OF DECEMBER 31, 2001 AND 2000 AND FOR
           EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2001

11.     INCOME  TAXES,  CONTINUED
        -------------------------
Income tax expense differs from the expected amount by applying the federal statutory rate as follows:
                                                         2001               2000
                                                         ----               ----
Federal  statutory                                      (34.0)%          (34.0)%
State  income  taxes                                      0.1                0.1
Nondeductible  expense                                    0.3               10.3
Increase  in  valuation  allowance                       33.7               23.7
                                                        -----               ----
                                                          0.1%              0.1%
                                                          ====              ====
At December 31, 2001, the federal and state net operating loss carryforwards are $5,785,706 and $2,063,016, respectively. The federal and state net operating losses will begin to expire in 2016 and 2002, respectively.
12.     COMMITMENTS  AND  CONTINGENCIES
        -------------------------------
     Concentration  of  Suppliers

The Company made approximately 100% of its inventory purchases from three North American vendors for the years ended December 31, 2001 and 2000. One vendor accounted for 22% of the total accounts payable at December 31, 2001 and 2000, respectively. Although there are other suppliers of these materials, a change in suppliers could cause delays in the production process, which could ultimately affect operating results.

     Concentration  of  Credit  Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of trade accounts receivable. Exposure to losses on accounts receivable is principally dependent on the individual customer's financial condition, as credit sales are not collateralized. The Company monitors its exposure to credit losses and writes off those accounts receivable that it deems to be uncollectible. The Company had two customers that accounted for 75% and 74% of the Company's sales for the years ended December
31, 2001 and 2000, respectively. Two customers accounted for 87% and one customer accounted for 86% of the accounts receivable balance at December 31, 2001 and 2000, respectively.

     Management's  Plan

Management plans include completion of the Company's development program and attainment of profitable operations by achieving sufficient sales to support the Company's cost structure. The future sales growth is planned to be achieved through distributors selling to hospitals, laboratories, law enforcement, and retail outlets. The Company's sales increased in the year 2001primarily due to the sale of its retail products. Management's plan includes

                          WORLDWIDE MEDICAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                    AS OF DECEMBER 31, 2001 AND 2000 AND FOR
           EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2001


12.     COMMITMENTS  AND  CONTINGENCIES,  CONTINUED
        -------------------------------------------
     Management's  Plan,  Continued

the continued focus on sales efforts within the retail markets, given their higher gross profit margins, product and operating cost reductions, and the continued development of the Company's own laboratory and laboratory testing business.

The Company has relied upon debt and equity funding from shareholders since inception. The Company plans to raise additional equity by private placement sales and a public offering of common stock to new and existing stockholders in order to fund operations until the Company is consistently profitable. In addition, the Company has entered several settlement agreements resolving disputes, litigation and regulatory matters, which require a significant commitment of funds. Management believes that such funding will be available, but the ability to obtain and the adequacy of such funding, if any, are uncertain. In addition, the Company is unable to assess the possible outcome and the effect on the Company's operations and cash flows from the litigation and related party dispute mentioned above.

     Operating  Leases

The Company rents its facility under an operating lease agreement, which extends through June 2005. The Company has the option to extend the lease for one three-year period at the then current market rate.

Future  minimum  lease  payments  at  December  31,  2001  are  as  follows:

2002                                    $      125,941
2003                                           125,941
2004                                           125,941
2005                                           104,941
2006                                                 -
                                         -------------
     TOTAL  MINIMUM  LEASE  PAYMENTS     $     482,764
                                         =     =======

Rent expense was $87,647 and $91,505 for the years ended December 31, 2001 and 2000, respectively.

     Co-operative  Promotions

During 2001, the Company committed to provide two of its largest customers an aggregate of approximately $245,000 for co-operative promotions and advertising during 2002 and 2003.

                          WORLDWIDE MEDICAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                    AS OF DECEMBER 31, 2001 AND 2000 AND FOR
           EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2001

12.     COMMITMENTS  AND  CONTINGENCIES,  CONTINUED
        -------------------------------------------
     Employment  Taxes

The Company, in its fiduciary capacity as an employer, has the primary responsibility for deducting and remitting both the employer and employee portions of payroll related taxes to the appropriate governmental agencies. During 1999, the Company paid compensation of $119,440 to two of its officers from whom these taxes, approximating $30,000, were neither withheld nor remitted to the governmental authorities involved. If, as a result of not withholding employment taxes, the employees incur an income tax liability that ultimately results in a deficiency, the Company becomes contingently responsible, if the employees cannot or do not satisfy that liability. The Company is contingently liable for these taxes, penalties, and interest. The employer portion of the payroll-related taxes has been recorded as a liability by the Company and will remain there until the federal and state statues of liability lapse.
     Settlement  of  Dispute

During 1999, disputes arose between the Company and its "then president" over various matters. In February 2000, the Company's "then president" resigned and in June, entered into a settlement agreement with the Company. The agreement provided, among other things for the former president to issue a $310,000 interest-bearing note to the Company that is payable over a seven year period and the pledge of all his shares of the Company's common stock as collateral for the note. The Company recognized the note receivable only to the extent of the value of the underlying collateral and concluded that income from the amounts due under the note in excess of the receivable recorded should be recognized only as payments are received. To date, payments of $10,000 have been received, and the note receivable balance has decreased by the reduction in the fair value of the shares held as collateral and by the fair value of the shares the former officer agreed to liquidate for the benefit of the Company related to a settlement with the former chief financial officer of $20,090. Amounts recorded as due from the former officer were $7,749 and $35,870 at December 31, 2001 and 2000, respectively.

     Settlement  of  Litigation

In August 2000, a former chief financial officer of the Company filed suit against the Company alleging breach of employment contract, wrongful termination, failure to pay compensation when due and violation of a California Labor Code Section. In October 2000, the Company filed a response denying the allegations. In February 2002, the parties entered into a memorandum of agreement to settle the lawsuit whereby the Company will pay the former employee a total of $27,000 in four installments during the first 90 days following the execution of the more formal settlement document. After the payment of the last $6,750 of the $27,000, the Company will then make fourteen consecutive monthly payments of $3,425.

                          WORLDWIDE MEDICAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                    AS OF DECEMBER 31, 2001 AND 2000 AND FOR
           EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2001


12.     COMMITMENTS  AND  CONTINGENCIES,  CONTINUED
        -------------------------------------------
     Settlement  of  Litigation,  Continued

The Company will also issue 88,500 restricted shares of its common stock to the former employee. If the value of these shares in one year is not equal to $88,500, such additional shares will be issued or shares will be returned as is necessary until the then value of the shares equal this amount. In summary, the Company recognized a litigation settlement expense of $183,540 in the year ended December 31, 2001 including $20,090 related to the fair value of the shares provided for the Company's benefit by the former officer (president) mentioned in this note. As of this report date, the formal settlement document has not been signed.

     Amendment  to  Settlement  with  Customer

In June 2001, the Company settled a claim with a customer wherein the Company agreed to pay certain amounts followed by periodic payments over approximately two years. Since then, the Company has been unable to make the agreed payments as scheduled, and at December 31, 2001, the Company owed the customer $350,000. As a result, in April 2002, the Company and the customer agreed to modify the payment terms of the original agreement to provide for an interest charge and the issuance of default warrants if the Company fails to make any of the required monthly payments. The modification requires the Company to pay $50,000 on May 1, 2002, and the $12,500 per month starting May 1, 2002 until $300,000 has been paid. Each warrant will not reduce the amount owed by the Company and expires two years after the date of issuance. These default warrants are exercisable at 75% of the average closing share price of the Company's common stock 10 days prior to the due date of the monthly payment in respect to which the Company is in default. In addition, the Company agreed to replace the stipulated judgment documentation with such other substitute documentation to permit the customer to seek and obtain from the court a judgment for $517,500 less any payments made by the Company.

13.     LEGAL  EXPENSE
        --------------
The Company experienced legal expense for the each of two years in the period ended December 31, 2001 as follows:

                                                         2001               2000
                                                         ----               ----
General  and  corporate  securities  matters      $     186,307     $     97,236
Settlement  related                                      95,387          163,091
                                                         ------          -------
TOTAL  LEGAL  EXPENSE                             $     281,694    $     260,327
                                                  =     =======    =     =======

                          WORLDWIDE MEDICAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                    AS OF DECEMBER 31, 2001 AND 2000 AND FOR
           EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2001

14.     STOCK  COMPENSATION  PLAN
        -------------------------
The Company currently has a formal stock compensation plan that provides for the granting of options to employees and consultants.

     Employees

The following summarizes information about stock options granted and outstanding at December 31, 2001 and 2000, and changes during the years then ended:

                                                                   Weighted
                                                                    Average
                                                                    Exercise
                                          Options                    Price
                                          -------                    -----
OUTSTANDING  AT  DECEMBER  31,  1999       254,000              $     0.82
Granted                                     82,500                    0.25
Exercised                                        -                       -
Cancelled                                        -                       -
Expired                                   (100,000)                   0.50
                                          ---------                   ----
OUTSTANDING  AT  DECEMBER  31,  2000       236,000                    0.74
Granted                                          -                       -
Exercised                                        -                       -
Cancelled                                        -                       -
Expired                                          -                       -
                                      --------------          ------------
OUTSTANDING  AT  DECEMBER  31,  20          236,000            $      0.74
                                         ==========            =     =====
The 236,000 options outstanding at December 31, 2001, have an exercise price range of $0.25 to $1.00 and a weighted average remaining life is two and a one-half (2 ) years. At December 31, 2001 and 2000, 236,000 shares of common stock, respectively, were reserved for exercise of outstanding options.

     Nonemployees

The Company accounts for stock-based compensation awards to nonemployees based upon fair values at the grant dates in accordance with SFAS No. 123. The consideration received for the granting of stock purchase warrants is based on the fair value of the goods or services received or the value of the warrants issued, whichever is more reliably measurable. The Black Scholes Option Pricing Model is used to determine the fair value of the warrants when the value of the services is based on the value of the warrants issued. The fair value of the warrants is amortized over the periods the Company receives the goods or services.

                          WORLDWIDE MEDICAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                    AS OF DECEMBER 31, 2001 AND 2000 AND FOR
           EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2001

14.     STOCK  COMPENSATION  PLAN,  CONTINUED
        -------------------------------------
     Nonemployees,  Continued

The following summarizes information about warrants granted to nonemployees and outstanding at December 31, 2001 and 2000 and the changes during the years then ended.
                                                                        Weighted
                                                                         Average
                                                                        Exercise
                                                    Warrants               Price
                                                    --------               -----
BALANCE  AT  DECEMBER  31,  1999                     371,500          $     0.79
Granted                                                    -                   -
Exercised                                                  -                   -
Cancelled                                                  -                   -
Expired                                              (100,000)            (0.50)
                                                    ---------             ------
BALANCE  AT  DECEMBER  31,  2000                      271,500               0.90
Granted                                                     -                  -
Exercised                                                   -                  -
Cancelled                                                   -                  -
Expired                                               (30,000)            (1.70)
                                                      --------            ------
BALANCE  AT  DECEMBER  31,  2001                       241,500       $      0.80
                                                       =======       =     =====

Summary information about the 271,500 warrants outstanding at December 31, 2001 follows:
                                               Warrants                Weighted
                                              Outstanding               Average
     Range  of  Exercise  Prices      December  31,  2001      Contractual  Life
     ---------------------------      -------------------      -----------------
     $0.30  to  $0.60                          150,000            2.9  years
     $0.75  to  $1.50                          106,500            2.0  years
     $2.00                                      15,000            1.0  years
                                             ---------            ----------
                                               271,500            2.4  years
                                               =======            ==========

15.     DISCLOSURES  ABOUT  FAIR  VALUES  OF  FINANCIAL  INSTRUMENTS
        ------------------------------------------------------------
The estimated fair value amounts of all financial instruments on the Company's December 31, 2001 and 2000 balance sheet have been determined by using available market information and appropriate valuation methodologies. Fair value is described as the amount at which the instrument could be exchanged in a current transaction between informed willing parties, other than in a forced liquidation. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value.

                          WORLDWIDE MEDICAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                    AS OF DECEMBER 31, 2001 AND 2000 AND FOR
           EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2001


15.     DISCLOSURES  ABOUT  FAIR  VALUES  OF  FINANCIAL  INSTRUMENTS,  CONTINUED
        ------------------------------------------------------------------------
Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The Company does not have any off balance sheet financial instruments.

The Company in estimating fair value disclosures for the financial statements used the following methods and assumptions:

          Current

          Cash and equivalents, accounts receivable, inventories, other current assets, lines of credit, accounts payable, accrued expenses and certain other current liability amounts approximate fair value due to the short term maturities of these instruments.

          Noncurrent

          The fair value of noncurrent notes payable is estimated by determining the net present value of future payments. The carrying amount on the balance sheet approximates the fair value or the interest rates approximate current market rates.

16.     LOSS  PER  COMMON  SHARE
        ------------------------
The computation of basic and diluted loss per common share for the years ended December 31, 2001 and 2000 is as follows:
                                                       2001             2000
                                                       ----             ----
Net  loss  available  to  common  shareholders:
     Net  loss  before  extraordinary               (1,473,761)    $(1,154,082)
     Extraordinary  gain                                 68,104          46,334
                                                         ------          ------
     Net  loss  available  to
     common  shareholders
             (numerator)                   $     (1,405,657)  $     (1,108,548)
                                           =     ===========  =     ===========

Weighted-average  shares  outstanding
basic  and  diluted  (denominator)                12,995,088          9,576,079
                                                  ==========          =========

Basic  and  diluted  loss  per  common  share:
     Net  loss  before  extraordinary  gain       $     (0.12)     $     (0.12)
     Extraordinary  gain                                 0.01             0.01
                                                         ----             ----
BASIC  AND  DILUTED  LOSS  PER  COMMON  SHARE     $     (0.11)     $     (0.11)
                                                  =     ======     =     ======

                          WORLDWIDE MEDICAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                    AS OF DECEMBER 31, 2001 AND 2000 AND FOR
           EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2001

16.     LOSS  PER  COMMON  SHARE,  CONTINUED
        ------------------------------------
The effect of the potentially dilutive securities listed below was not included in the computation of diluted loss per share, because to do so would have been anti-dilutive for the periods presented.
                                                           2001             2000
                                                           ----             ----
Shares  of  common  stock  issuable  under:

     Employee  stock  options                           236,000          236,000
     Stock  purchase  warrants                          783,500        1,120,294
17.     OUTSTANDING  WARRANTS
        ---------------------
At December 31, 2001 and 2000, the Company had outstanding warrants to purchase 783,500 and 1,120,294 shares of the Company's common stock, respectively, at exercise prices ranging from $0.30 to $1.50 and $0.20 to $2.00 per share, respectively. The warrants expire at various dates through 2003. At December 31, 2001, all the warrants are exercisable.

At December 31, 2001 and 2000, 783,500 and 1,120,294 shares of common stock, respectively, were reserved for exercise of outstanding warrants.

18.     COMMON  STOCK  TRANSACTIONS
        ---------------------------
     Shares  Issued  in  Private  Placement

In 2001, the Company issued 129,613 shares of its common stock at $0.20 per share amounting to $25,922.

     Shares  Issued  on  the  Exercise  of  Warrants

In 2001, the Company issued 1,025,244 shares of its common stock upon exercise of warrants with an exercise price of $0.20 per share. Of the proceeds, $33,300 was in the form of receivables, which are reflected as a reduction of shareholders' equity.

     Shares  Issued  on  Conversion  of  Debentures

In 2000, the Company issued 3,195,177 shares of common stock upon conversion of debentures amounting to $798,793. Of the proceeds from the issuance of the debentures, $85,505 was in the form of receivables, which upon the conversion of the debentures, are reflected as a reduction of shareholders' equity. Of the $85,505 of common stock receivables, $60,000 is due from an officer of the Company.

                          WORLDWIDE MEDICAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                    AS OF DECEMBER 31, 2001 AND 2000 AND FOR
           EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2001



18.     COMMON  STOCK  TRANSACTIONS,  CONTINUED
        ---------------------------------------
     Shares  Issued  for  Services

In 2000, the Company issued 100,000 shares of common stock for $25,000 for financial consulting services based on the fair value of the Company's common stock on the date of issuance.

In 2000, a former marketing consultant for the Company claimed $50,000 was owed for services. The Company disputed the claim, but later agreed to issue 32,511 shares of common stock in full satisfaction of the $50,000 claim for such services to avoid litigation. The number of the shares issued was determined using the average fair value of the common stock for the period the disputed services claimed to have been provided. Months later, the former marketing consultant sold the 32,511 shares to the Company for a cash payment of $12,000, and the shares were then canceled.

     Shares  and  Warrants  Issued  in  Settlement  of  Litigation

In 2001, the Company issued shares as part of a settlement of an account payable
- related party (Note 7) whereby 300,000 shares were issued at the fair value as of the date of the settlement agreement. These shares are being held by an attorney in escrow for distributions in accordance with the terms of the settlement agreement. The transaction resulted in the recognition of $99,000 of prepaid interest by the Company. Effective January 1, 2002, 75,000 shares were released from escrow in accordance with the terms of the agreement.

In 2001, the Company, as part of the same settlement issued 1,515,000 shares at par value, which are being held by an attorney in escrow as part of a collateral agreement. The transaction resulted in a reduction of additional paid-in capital of $15,150.

In 2001, the Company issued warrants to purchase 656,000 shares of common stock to the related party who is the sole owner of the entity involved in the settlement (Note 7). The issuance of the warrants resulted in a settlement expense of $157,440 based on the value calculated by the Black Scholes Option Pricing Model as of the date of the agreement.

     Warrants  Issued  with  Debentures

In 2000, the Company issued warrants to purchase 3,993,965 shares of common stock at $0.20 per share in conjunction with the issuance of convertible debentures. The proceeds from the sale of the debenture units was allocated between the debt and warrants based on their relative fair values resulting in the Company recognizing an interest expense of $113,172 in 2000.
In 1999, the Company entered into a transaction with an individual to sell 300,000 shares of its restricted common stock for $150,000 in connection with its 1999 private placement. Subsequently, disputes arose over the transaction. In an effort to avoid litigation the

                          WORLDWIDE MEDICAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                    AS OF DECEMBER 31, 2001 AND 2000 AND FOR
           EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2001


18.     COMMON  STOCK  TRANSACTIONS,  CONTINUED
        ---------------------------------------
     Warrants  Issued  with  Debentures,  Continued

Company agreed to increase the number of shares acquired to 428,571 for the consideration previously paid. However, in September 1999, the individual brought suit against the Company. The individual claimed that the shares issued were not according to the agreement. In 2000, the Company entered into a settlement agreement with the individual. In this connection, the Company agreed to pay the individual $105,000 and the individual agreed to return 11,904 previously issued shares to the Company for cancellation. The Company recognized a settlement expense of $105,000 in 2000.

     Beneficial  Conversion  Feature  Related  to  Debenture

In 2000, the Company's issuance of convertible debentures included a beneficial conversion feature with an intrinsic values totaling $205,647. The value of the beneficial conversion feature resulted in the recognition of a debt discount.

19.     ACQUISITION  OF  SPECTRUM  ANALYTICS,  INC.
        -------------------------------------------
On March 5, 2002, the Company acquired the other 50% interest of Spectrum Analytics, Inc. owned by Drs. Rojas and Moretti. The Company gave 50,000 shares of its common stock with an estimated fair market value of $21,500 and forgave $57,940 due from an entity owned by Dr. Moretti through which she held her ownership of Spectrum. As a result, Spectrum is a wholly owned subsidiary and the transaction will be recorded at the value of the shares given and the amount forgiven. Allocation of the purchase price has not yet been determined.

20.     REGULATORY  MATTERS
        -------------------
In February 2001, the FDA filed an administrative civil penalties action against the Company and certain of its current and former officers (the "individuals") that sought penalties in the amount of $1,000,000 from the Company and a total of $2,290,000 from the individuals. In April 2002, the Company, the individuals, and the FDA agreed to enter into a settlement agreement (the "settlement") that resolves all FDA claims concerning the introduction of the Company's drug test products into interstate commerce during the period from July 1999 through June 2000. The settlement document has not been signed, as of the date of this report, by any of the involved parties. The proposed settlement resolves all known FDA actions currently pending against the Company. The settlement document provides that none of its provisions shall be construed as an admission of liability by the Company and the individuals.

The proposed settlement will require the Company to pay a total of $150,000 with $50,000 due within 45 days of the filing of the settlement with the FDA. The Company must make two additional payments of $50,000. The first of the payments is due no later than one year

                          WORLDWIDE MEDICAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                    AS OF DECEMBER 31, 2001 AND 2000 AND FOR
           EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2001


20.     REGULATORY  MATTERS,  CONTINUED
        -------------------------------
after the filing of the settlement, and the second $50,000 payment is due no later than two years after the filing of the settlement. In addition, the individual who is a former officer of the Company must pay a total of $100,000 with $20,000 due within two years and the additional $80,000 due within three years from the filing of the settlement. Interest shall accrue and be paid on all settlement amounts, except for the initial payment made by the Company, from the settlement filing date. The interest rate will be equal to the weekly average one-year constant maturity treasury yield for the first calendar week preceding the date of the filing of the settlement. The settlement document has not been filed as of the report date, and the applicable interest rate is currently at 2.61% per annum.

The proposed settlement provides for the Company to guarantee the payment obligation of the former officer. Accordingly, the Company has recorded its obligation along with the former officer's payment obligation as a liability. The Company has not recorded an amount due from the same individual, as the former officer's future payments are contingent. If the individual makes any future payments on the FDA liability or repays the Company for payments it makes on his behalf, the Company will recognize income at that time.

If the Company or the individual who have payment liabilities fails to make the necessary payments as described in the settlement, the interest rate doubles effective as of the settlement default date. Upon receipt of all payments under the settlement, the FDA will dismiss the administrative complaint. The other two individuals involved in the February 2001 FDA administrative penalties action are not obligated to make any payments under the settlement.

21.     RESTATEMENT  OF  INTERIM  FINANCIAL  STATEMENTS
        -----------------------------------------------
In the unaudited balance sheet and related unaudited statements of operations, shareholders' equity and cash flows of the Company as of September 30, 2001 and for the nine-month period then ended, the Company had consolidated the results of operations of Spectrum. This error was corrected when the financial statements as of September 30, 2001 and for the nine month period then ended were restated. The Company revised its financial statements and reported its 50% interest in Spectrum under the equity method of accounting. The effects of the correction of the error resulting in the restatement of the unaudited interim period financial statements are as follows:

                                                    As  Issued      As  Restated
                                                    ----------      ------------
Income  before  extraordinary  items             $     282,036     $     245,822
                                                 =     =======     =     =======
Net  income                                      $     327,517     $     291,303
                                                 =     =======     =     =======
Earnings  (loss)  per  share                        $     0.03     $     0.02
                                                    =     ====     =     ====

                          WORLDWIDE MEDICAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                    AS OF DECEMBER 31, 2001 AND 2000 AND FOR
           EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2001


22.     UNAUDITED  QUARTERLY  FINANCIAL  DATA
        -------------------------------------
The following is a reconciliation of the nine months ended September 30, 2001 results of operations, which were impacted by the effect of year-end adjustments:
                         Original
                     As  Reported  In     As  Restated  In
                      Form  10SB/A-1       Form  10SB/A-2      As  Adjusted
                      --------------       --------------      ------------

Net  revenues         $  2,624,729        $  2,624,729 (2)     $  2,527,205
                      =  =========        =  =========            =========
Costs and expenses    $  2,297,212 (1)    $  2,333,426 (3)     $  2,580,132
                      =  =========        =  =========           ==========

Net  income  (loss)   $  327,517          $    291,303         $   (52,927)
                      =  =======          =    =======            =========
Net income (loss)
per share - basic
and diluted           $     0.03          $       0.02         $      0.00
                      =     ====          =       ====         =      ====

The following is a reconciliation of the six months ended June 30, 2001 results of operations, which were impacted by the effect of year-end adjustments:
                                               Original
                                          As  Reported  In
                                              Form  10SB           As  Adjusted
                                              ----------           ------------

Revenues                                 $     2,005,549 (2)    $     1,992,113
                                         =     =========        =     =========
Costs and expenses                       $     1,783,302 (3)    $     1,978,507
                                         =     =========        =     =========
 Net income (loss)                       $       222,247        $        13,606
                                         =       =======        =        ======
Net income (loss) per
share - basic and diluted                $           0.02       $          0.00
                                         =             ==       =          ====


(1) The costs and expenses increased as a result of a restatement requiring the deconsolidation of Spectrum and the recognition of funds advanced on the investment in Spectrum that were not recoverable.

(2) Net sales decreased due to adjustments relating to discounts, credits and allowances

     Net sales decreased due to adjustments in the three months ended December 31, 2001 because of discounts, credits and allowances on sales of $136,776.

                          WORLDWIDE MEDICAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                    AS OF DECEMBER 31, 2001 AND 2000 AND FOR
           EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2001

22.     UNAUDITED  QUARTERLY  FINANCIAL  DATA,  CONTINUED
        -------------------------------------------------

 (3) Adjustments to the following costs and expenses increased as shown below for the described periods:

                         Three  Month         Nine  Month           Six  Month
                        Period  Ended        Period  Ended        Period  Ended
                      December  31,  2001  September  30,  2001  June  30,  2001
                      -------------------  --------------------  ---------------

Increase in cost
of  sales              $      45,316        $     43,072          $    $28,714
                       =      ======        =     ======          =    =======
Increase in
selling,
general, and
administrative
costs                  $     83,930$        $    108,165          $    103,705
                       =     =======        =    =======          =     ======
Increase in
settlement
costs                  $     493,450        $    3,571            $     3,571$
                       =     =======        =     =====           =     ======
Increase in
interest
expense                $     51,401        $     9,107            $      4,021
                       =     ======        =     =====            =     ======
Increase in
the loss in
Spectrum               $     27,597        $    82,791            $     55,194
                       =     ======        =   =======            =     ======

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no events or conditions requiring reporting under the requirements of this item.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

MANAGEMENT

EXECUTIVE  OFFICERS  AND  DIRECTORS

Our  executive  officers  and  directors  are:





Name . . . . . . . .  Age  Office
--------------------  ---  --------------------------------------------------------------------------

Daniel G. McGuire. .   48  President, Chief Executive Officer, and Chairman of the Board of Directors
Francisco J. Rojas .   53  Chief Scientific Officer and Director
Jeffrey C. Burke . .   45  Chief Financial Officer
Jemo Kang. . . . . .   60  Director
James G. Barrons . .   62  Director
G. Wendell Birkhofer   70  Director
David M. Jeranko . .   42  Director
Jeffrey H. Nicholas.   48  Director



     Daniel G. McGuire joined us as a director in October of 2000 and as an officer since April of 2000 when he was elected to serve as our President and Chief Executive Officer. Mr. McGuire continues to serve in this capacity at the present time. Mr. McGuire was the president of Worldwide Sales Management Corporation ("Worldwide Sales"), an entity that provided sales, marketing, and financial consulting services to consumer package goods manufacturers specializing in the retail drug, mass and supermarket channels of distribution from 1977 through 2000. See Item 12. Certain Relationships and Related
Transactions  for  information  about  our  relationship  with  Worldwide Sales.

     Francisco J. Rojas, Ph.D., joined us in January of 1997 as our Director of Research for Reproductive Endocrinology & Immunology and currently serves as our Chief Scientific Officer. He also has served as one of our directors since May of 2001. Dr. Rojas received his Ph.D. in Endocrinology in 1997 from the Medical College of Georgia. He completed his postgraduate work in Cell and Molecular
Biology in Georgia, and his work in cell Biology at Baylor College of Medicine in Houston, Texas. Dr. Rojas received a Doctoral Degree in Biochemistry from the University of Chile, Santiago, Chile. Dr. Rojas was an Associate Professor and Director of Laboratory of Reproductive Endocrinology and Infertility at the Department of Obstetrics and Gynecology, University of California, Irvine, from 1986 to 1996. From inception in January of 2001 through its purchase by us, Dr. Rojas owned 25 percent of Spectrum. See Item 12. Certain Relationships and Related Transactions -- Spectrum Analytics, Inc. / Francisco Rojas, Ph.D.

     Jeffrey C. Burke, CPA, joined us joined us as our Chief Financial Officer in October of 2000. During the two years prior to his joining us on a full-time basis, he was an independent financial consultant a variety of other entities and to us. Between June of 1994 and October of 1998, Mr. Burke was the Chief Financial Officer of Tasman Roofing Company in Corona, California, a manufacturing and distributing company.

     Jemo Kang, Ph.D., joined us as a director upon our formation in 1996 and served as co-chair of our board of directors between November of 2000 and November of 2001. For more than the past five years, Dr. Kang has been the President and Chief Executive Officer of PBM, a privately held biotech manufacturer of diagnostic devices located in Princeton, New Jersey, that develops, manufactures, and distributes rapid, point of care diagnostic products, including products similar to those sold by the Company. See Item 12. Certain Relationships and Related Transactions -- Princeton BioMeditech Corporation / Jemo Kang. Dr. Kang also serves as a director of Spectral Diagnostics, Inc. ("SDI"), an Ontario, Canada, corporation whose shares are traded on the Toronto Stock Exchange. SDI develops and sells membranes and reagents for the detection of biochemical markers that are indicative of disease and manufactures its "Cardiac STATus" tests.

     James G. Barrons joined us as a director in February of 2000, and currently serves as a director. Mr. Barrons retired from his position as Manager of Information Technology Business Operations for Radar Systems Group at Hughes Electronics in June of 1996. Most recently, in August of 2000, Mr. Barrons formed Cyber Marketing Concepts, Inc. ("Cyber Marketing"), a company that markets and distributes our products via the Internet. See Item 12. Certain Relationships and Related Transactions -- Cyber Marketing Concepts, Inc. / James
G.  Barrons.

     G. Wendell Birkhofer joined us as a director in October of 2001. Mr. Birkhofer is an Investment Banking/Venture Capital Consultant. For more than the preceding five years, Mr. Birkhofer has been a consultant to New World Capital Markets, Inc. ("New World"), an investment banking boutique with offices in Santa Barbara, California, and affiliated offices located in Washington D.C. and Zurich, Switzerland. Between January of 2000 and Januray 24, 2001, Mr. Birkhofer was a consultant to Citadel, a venture capital investment company located in Pasadena, California. See Item 12. Certain Relationships and Related Transactions -- Citadel Capital Management Corporation; New World Capital Markets, Inc. / G. Wendell Birkhofer.

     David M. Jeranko joined us as a director in April of 2000 and continues to serve in that capacity. For more than the past five years, Mr. Jeranko has owned and operated Alante Insurance Agency, a property and casualty insurance agency in Mission Viejo, California.

     Jeffrey H. Nicholas, Esq., joined us as a director in October of 2000 and continues to serve in that capacity. Mr. Nicholas is a business law attorney and a partner in the Philadelphia law firm of Fox, Rothschild, O'Brien & Frankel, LLP. In the course of his practice, Mr. Nicholas and his firm routinely represent PBM and Dr. Kang. See Item 12. Certain Relationships and Related Transactions -- Princeton BioMeditech Corporation / Jemo Kang. Mr. Nicholas also serves as a director of Met-Pro Corporation ("MPR"), a Delaware corporation whose securities are traded on the New York Stock Exchange. MPR specializes in product recovery/pollution control equipment for purification of air and liquid corrosive, abrasive, and high temperature liquids.

     Each of our directors has been elected to serve until the next meeting of stockholders. Except as described below, there are no arrangements or understandings between any director and any other person pursuant to which any person was elected or nominated as a director. Following our 2001 Annual Meeting of Stockholders and in connection with the agreements that we memorialized with PBM on May 9, 2001 (the "PBM Agreements"), the Company and its current directors reached the following understandings with respect to the service of certain of our directors:

- For so long as the Company remains indebted to PBM under its Convertible Secured Promissory Note dated as of January 1, 2001, and except as otherwise required by the bylaws, our board of directors will not call a special or annual meeting of our stockholders for the purpose of electing or replacing directors if the purpose of such meeting would be inconsistent with the terms of the understandings;


- For so long as the Company owes at least $350 thousand to PBM, neither our board of directors nor our management will take any action to remove Mr. Nicholas as a director;

- Once our financial obligations to PBM have been reduced to less than $350 thousand, Mr. Nicholas has agreed to resign as one of our directors;

- Until our financial obligations to PBM have been fully satisfied, and if our board of directors nominates a slate for election of directors at any annual or special meeting of stockholders, our board of directors has indicated that it will continue to nominate Dr. Kang or an individual nominated by him, with the exception of Mr. Nicholas, for re-election as one of our directors;

- Until our financial obligations to PBM have been fully satisfied, and if our board of directors nominates a slate for election of directors at any annual or special meeting of stockholders, and if our board of directors solicits proxies from our stockholders:

     a.  the  named  proxy  holders  shall  be  the  entire  board of directors;
     b. each of our directors has agreed to vote his shares for the nominated slate; and
     c.  none  of  our  directors  shall  solicit  any  other  proxies.

- Until our financial obligations to PBM have been fully satisfied, each of our directors has agreed not to solicit consents to elect or replace any of our directors, unless each of our directors agrees with such solicitation.

     Except as described below, our executive officers serve at the discretion of the Board of Directors. Article III, Section 8 of our Amended Bylaws provides that, for so long as we are indebted to PBM and if at such time Dr. Kang is one of our Directors, he shall have the right to veto decisions by our other Directors with respect to the selection, retention, and terms and conditions of employment of our Chief Executive Officer, President, Chief Operating Officer, and Chief Financial Officer. In connection with the PBM Agreements, Dr. Kang agreed not to exercise his veto right from and after the date on which the outstanding principal of the PBM Note did not exceed $531,513.37. As of the date of this Annual Report, the outstanding principal is approximately $476 thousand. However, until we have reduced the principal amount of the PBM Note to less than $256,513.37, Dr. Kang maintains his veto rights if we are in default on our payment obligations under the PBM Note. See
Item 12. Certain Relationships and Related Transactions -- Princeton BioMeditech Corporation / Jemo Kang.

     Mr. McGuire acts as our president and chief executive officer pursuant to an employment agreement, the material terms of which are described in Item 10. Executive Compensation.

ITEM  10.     EXECUTIVE  COMPENSATION

     On April 4, 2000, Daniel G. McGuire became the President of the Company and entered into an Employment Agreement with us. We pay Mr. McGuire an annual base salary of $125 thousand and a monthly car allowance of $600. In addition, Mr. McGuire is entitled to an annual bonus, calculated as a percentage of our pre-tax net income. The pro-rated bonus amount for the year ending December 31, 2000, totaled $20 thousand. The initial term of the Employment Agreement was for six months, with an additional, automatic extension of six months that was exercised. Thereafter, the Employment Agreement continues in effect until terminated by either party.

     The Employment Agreement contains two concurrent termination provisions; the "reducing termination entitlements" and the "standard termination entitlements." As of October 4, 2001, Mr. McGuire was entitled to a reducing termination entitlement in an amount equivalent to six month's base salary. For each month thereafter that Mr. McGuire remains employed by us, the reducing termination entitlement is reduced by one month, such that, effective April 4, 2002, the reducing termination entitlements was eliminated. We are obligated to pay to Mr. McGuire a standard termination entitlement, or an amount equivalent to one year's base salary and any vacation or bonus accrued to the date of such termination, in the event that we terminate him without cause or that he resigns for good reason after a change of control of the Company. The Employment
Agreement defines good reason as (i) our failure to honor any of our material obligations; (ii) a significant adverse change in the nature or scope of his authorities, powers, functions, responsibilities, or duties; (iii) a reduction in his base salary, or the termination or a reduction of his rights to any continuing employee benefit; or (iv) certain travel-related issues.


                                         Annual Compensation                  Long-Term Compensation

                                                                    Awards        Payouts

Name and. . . . .                                        Other     Restricted    Securities
Principal . . . .                                       Annual       Stock       Underlying      LTIP        All Other
Position. . . . .  Year   Salary          Bonus    Compensation    Award(s)    Options/SARs   Payouts   Compensation (4)
                              ($)            ($)             ($)         ($)             (#)       ($)

Daniel G. McGuire  2001  $ 125,000                      $ 7,200(1)                   35,000(2)
                   2000  $ 93,750 (3)  $ 20,000         $ 7,200(1)

H. Thad Morris. .  2000  $ 17,717 (4)         0               0           0                0         0                 0



(1) In our 2001 and 2000 fiscal years, Mr McGuire received a monthly automobile allowance for $600.

(2) In May 2001, Mr. McGuire was granted options to purchase 25,000 shares of the Company's common stock at $0.25 per share vesting over 36 months. In October 2001, Mr. McGuire was granted options to purchase up to 10,000 shares, at an exercise price of $0.35, expiring on October 30, 2006.

(3) Mr. McGuire's annualized base compensation for the Company's 2000 fiscal year was $125 thousand. He became the Company's President and Chief Executive Officer on April 4, 2000.

(4)     Mr.  Morris  resigned  as  of  April  4,  2000.

DIRECTOR  COMPENSATION

     Each director receives an annual fee of $10 thousand, plus a $500 fee per board meeting and options to purchase 10,000 shares of the Company's common stock.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who beneficially own more than 10 percent of the Company's stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than 10 percent beneficial owners are required by applicable regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of such forms furnished to the Company and information involving securities transactions of which the Company is aware, the Company believes that during our 2001 fiscal year, all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10 percent beneficial stockholders were complied with.

     Except as otherwise indicated by footnote, the following table sets forth certain information regarding the beneficial ownership of Common Stock at April 3, 2001, by (i) each person, including any "group" as that term is used in
Section 13(d)(3) of the Securities Exchange Act of 1934, known by management to own beneficially more than 5 percent of our outstanding Common Stock, (ii) each of our directors, and (iii) all of our executive officers and directors of the Company as a group.




Name and Address (1). . . . . . . . .  Number of Shares  Percentage of Class
-------------------------------------  ----------------  --------------------

Daniel G. McGuire (2) . . . . . . . .           389,929                  2.5%
Francisco Rojas (3) . . . . . . . . .           310,160                  2.0%
Jemo Kang (4) . . . . . . . . . . . .         3,728,514                 22.0%
James G. Barrons (5). . . . . . . . .           307,500                  2.0%
G. Wendell Birkhofer (6). . . . . . .           110,000                    *
David M. Jeranko (7). . . . . . . . .           265,041                  1.7%
Jeffrey H. Nicholas (8) . . . . . . .            10,000                    *
Princeton BioMeditech Corporation (9)         3,728,514                 22.0%
Citadel Capital Management Group (10)           950,000                  6.3%
All directors and executive officers
as a group (8 persons) (11) . . . . .         5,174,269                 30.3%



(1) We believe that all persons have full voting and investment power to the shares. Under the rules of the Securities and Exchange Commission, a person, or group of persons, is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as warrants, or options to purchase shares of the Company's common stock.

(2)     Includes  342,429  shares  beneficially  owned by Mr. McGuire (of which,
12,500 shares are issuable to Mr. McGuire in connection with the Company's private placement of debt and equity securities in March of 2002), plus options, exercisable by Mr. McGuire as of, or within 60 days of, the date of this Annual Report, to purchase up to 25,000 shares at an exercise price of $0.25 per share, expiring on May 9, 2006, and up to 10,000 shares, at an exercise price of $0.35, expiring on October 30, 2006. Mr. McGuire's address is c/o Worldwide Medical Corporation, 13 Spectrum Pointe Drive, Lake Forest, California 92630.

(3) Includes 250,160 shares beneficially owned by Dr. Rojas, plus options exercisable by Dr. Rojas as of, or within 60 days of, the date of this Annual Report, to purchase up to 10,000 shares, at an exercise price of $0.35, expiring on October 30, 2006, and 50,000 shares issuable as a result of the sale of Dr. Rojas' interest in Spectrum Analytics to the Company. See also Item 12. Certain Relationships and Related Transactions. Dr. Rojas' address is c/o Spectrum Analytics, Inc., 13 Spectrum Pointe Drive, Lake Forest, California 92630.

(4) Includes 266,666 shares beneficially owned by Dr. Kang and (i) 70,000 shares owned by two individuals who have agreed to transfer record ownership of such shares to Dr. Kang's designees, (ii) 50,000 shares owned by Dr. Kang's spouse, (iii) 1,564,000 shares owned by Dr. Kang's sons, as to which shares Dr. Kang disclaims beneficial ownership, and (iv) 1,190,848 shares into which the principal of our promissory note to PBM, outstanding as of the date of this Annual Report, may be converted See Item 12. Certain Relationships and Related Transactions -- Princeton BioMeditech Corporation / Jemo Kang, plus 75,000 shares issued in the name of, and to be delivered to, PBM in the event that any principal under our promissory note to PBM remains unpaid or unconverted as of January 1, 2002, warrants, exercisable by Dr. Kang as of, or within 60 days of, the date of this Annual Report, to purchase up to (a) 246,000 shares at an exercise price of $0.30 per share, expiring on December 31, 2002, and (b) 246,000 shares at an exercise price of $0.40 per share, expiring on December 31, 2003, and options, exercisable by Dr. Kang as of, or within 60 days of, the date of this Annual Report, to purchase up to 10,000 shares at an exercise price of $0.25 per share, expiring in April of 2005, and up to 10,000 shares, at an exercise price of $0.35, expiring on October 30, 2006. The shares referenced herein do not include 225,000 shares issued in the name of, and deliverable to, PBM in the event that any principal under our promissory note to PBM remains unpaid or unconverted as of January 1, 2002, and the 1,515,000 shares issued in the name of PBM as partial security for our obligations under our promissory note to PBM. Dr. Kang's address is c/o Princeton BioMeditech Corporation, 4242 U.S. Route 1, Monmouth Junction, New Jersey 08852-1905.

(5) Includes 179,500 shares beneficially owned by Mr. Barrons and (i) 82,000 shares owned by an individual who has provided Mr. Barrons with voting power in respect of such shares and (ii) 18,000 shares owned by an individual who has provided Mr. Barrons with voting and investment power in respect of such shares, as to which 100,000 shares Mr. Barrons disclaims beneficial ownership, plus options, exercisable by Mr. Barrons as of, or within 60 days of, the date of this Annual Report, to purchase up to 18,000 shares at an exercise price of $0.25 per share, expiring at various dates from April to June of 2005, and up to

10,000 shares, at an exercise price of $0.35, expiring on October 30, 2006. Mr. Barrons' address is c/o Cyber Marketing Concepts, Inc., 13 Spectrum Pointe
Drive,  Lake  Forest,  California  92630.

(6) Includes 100,000 shares owned by New World Capital Markets, Inc. or its affiliates, who have provided Mr. Birkhofer voting power for such shares and as to which 100,000 shares Mr. Birkhofer disclaims beneficial ownership, plus options to purchase up to 10,000 shares, at an exercise price of $0.35, expiring on October 30, 2006. Mr. Birkhofer's address is c/o New World Capital Markets, Inc., 1206 Coast Village Circle, G, Santa Barbara, California 93108.

(7) Includes 230,874 shares beneficially owned by Mr. Jeranko (of which, 4,167 shares are issuable to Mr. Jerank in connection with the Company's private placement of debt and equity securities in March of 2002) and 2,000 shares owned by Mr. Jeranko's daughter, as to which shares Mr. Jeranko disclaims beneficial ownership, plus options, exercisable by Mr. Jeranko as of, or within 60 days of, the date of this Annual Report, to purchase up to 18,000 shares at an exercise price of $0.25 per share, expiring at various dates from April to June of 2005, and up to 10,000 shares, at an exercise price of $0.35, expiring on October 30, 2006. Mr. Jeranko's address is c/o Alante Insurance Agency, 23456 Madero, Suite 250, Mission Viejo, California 92691.

(8) Represents options, exercisable by Mr. Nicholas as of, or within 60 days of, the date of this Annual Report, to purchase up to 10,000 shares at an exercise price of $0.35, expiring on October 30, 2006. Mr. Nicholas' address is c/o Fox Rothschild O'Brien & Frankel LLP, 997 Lenox Drive, Building 3, Lawrenceville, New Jersey 08648-2311.

(9) Includes 266,666 shares beneficially owned by Dr. Kang, an executive officer, director, and principal shareholder of PBM, and (i) 70,000 shares owned by two individuals who have agreed to transfer record ownership to Dr. Kang's designees, (ii) 50,000 shares owned by Dr. Kang's spouse, (iii) 1,564,000 shares owned by Dr. Kang's sons, as to which shares Dr. Kang disclaims beneficial ownership, and (iv) 1,190,848 shares into which the principal of our promissory note to PBM, outstanding as of the date of this Annual Report, may be converted See Item 12. Certain Relationships and Related Transactions -- Princeton BioMeditech Corporation / Jemo Kang; plus 75,000 shares issued in the name of, and to be delivered to, PBM in the event that any principal under our promissory note to PBM remains unpaid or unconverted as of January 1, 2002, warrants, exercisable by Dr. Kang as of, or within 60 days of, the date of this Annual Report, to purchase up to (a) 246,000 shares at an exercise price of $0.30 per share, expiring on December 31, 2002, and (b) 164,000 shares at an exercise price of $0.40 per share, expiring on December 31, 2003, and options, exercisable by Dr. Kang as of, or within 60 days of, the date of this Annual Report, to purchase up to 10,000 shares at an exercise price of $0.25 per share, expiring in April of 2005, and up to 10,000 shares, at an exercise price of $0.35, expiring on October 30, 2006. The shares referenced herein do not include 225,000 shares issued in the name of, and deliverable to, PBM in the event that any principal under our promissory note to PBM remains unpaid or unconverted as of January 1, 2002, and the 1,515,000 shares issued in the name of PBM as partial security for our obligations under our promissory note to PBM. Princeton BioMeditech Corporation's address is 4242 U.S. Route 1, Monmouth
Junction,  New  Jersey  08852-1905.

(10) Includes 950,000 shares beneficially owned by Citadel. Citadel's address is 251 S. Lake Avenue, 10th Floor, Pasadena, California 91101.

(11) Includes shares of Common Stock and warrants, options referenced in footnotes 2 through 8, inclusive, above, and 53,125 shares beneficially owned by an executive officer, who is not one of our directors (of which, 3,125 are issuable to such executive officer in connection with the Company's private placement of debt and equity securities in March of 2002).

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

Princeton  BioMeditech  Corporation  /  Jemo  Kang

     Dr. Jemo Kang, one of our directors, and who, together with members of his family constitutes the Company's largest block of stockholders, is the owner, President, and Chief Executive Officer of PBM, a privately held biotech manufacturer of diagnostic devices located in Princeton, New Jersey, rapid, point of care diagnostic products, including products similar to those sold by the Company. PBM develops, manufactures, and distributes rapid, point of care diagnostic products including products similar to those sold by the Company. Management has been advised by representatives of PBM that its marketing and the distribution of its products does not compete with ours and that PBM's distribution through the channels that we currently use is limited; accordingly, as of the date of this Annual Report, the Company and PBM do not consider themselves to be competitors. However, in the event that either PBM or we modify or expand our distribution channels, we could become competitors with each other.

     Prior to May of 1998, we purchased substantially all of our diagnostic tests from PBM, under an agreement that granted us certain non-exclusive distribution rights to various diagnostic tests produced by PBM. During such time period, PBM advised our then-current management that PBM supplied customers in addition to us and that the terms and conditions under which we purchased product from PBM were no less favorable, and, in certain instances, more favorable, than the terms and conditions under which PBM supplied other entities. During such time period, we did not pay for all of the product that we purchased from PBM, such that, by May of 1998, PBM alleged that we owed it approximately $656 thousand. In connection with that obligation, as well as certain other issues related the belief by our then-current management that PBM may have materially breached its agreements with us and the breakdown in communicating between ours' management and PBM's, the agreements between the two companies were terminated.

     On May 8, 2001, PBM and we executed a series of documents that were effective as of January 1, 2001. The framework of the economic terms of the PBM Agreements was negotiated for us by Mr. McGuire and for PBM by Dr. Kang. Further negotiation of that framework occurred at a meeting of our board of directors in October of 2000 through the efforts of Mr. McGuire and our counsel and of Dr. Kang and his and PBM's counsel, Mr. Nicholas. At that meeting, our Board of Directors, with Dr. Kang abstaining from the vote and periodically removing himself from the meeting, as appropriate, approved the framework of the economic terms of the PBM Agreements and then nominated Mr. Nicholas to serve as one of our directors. Following our Board's approval of the framework of the economic terms, further substantial negotiations between our representatives, primarily Mr. McGuire and our counsel, and representatives of PBM, primarily Jeffrey Nicholas, occurred until the definitive PBM Agreements were drafted and executed. Management believes that the PBM Agreements were negotiated on an arm's length basis and are as fair as to the Company as the Company could have obtained from a non-affiliated third party, although we did not seek a formal opinion from a third party as to this conclusion.

     At  the  core  of the PBM Agreements is our secured, convertible promissory note in favor of PBM in the initial amount of approximately $632 thousand (the "PBM Note"), as we had previously paid PBM $25 thousand in reduction of our obligation to it. PBM and we agreed not to include any cash component in the PBM Agreements in respect of any interest that might have accrued through the effective date of the PBM Agreements. Under the PBM Note, our payments are determined by the quantity of our test products that we sell on a weekly basis. The amount of each of our weekly payments is based on an increasing scale, commencing at the rate of $0.25 per test sold, which rate increases every six months until from and after July 1, 2003, when the rate is fixed at $1.00 per test sold. As of the date of this Annual Report, the per test rate is $0.75. If we sell shares of our common stock to any third party while we still owe any principal under the PBM Note, we are obligated to make additional principal payments to PBM, as follows:

     - 15% of the cash proceeds if we sell shares at a per-share price of up to $0.75; and
     - 10% of the cash proceeds if we sell shares at a per-share price in excess of $0.75.

The $0.75 threshold is subject to adjustment if we declare a stock dividend or if we subdivide, combine, or reclassify our common stock. Since the signing of the PBM Agreements, through December 31, 2001, and including the initial $25 thousand payment, we have paid PBM approximately $155 thousand of principal on the PBM Note and no interest. During our 2001 and 2000 fiscal years, we did not pay PBM any sums.

     The PBM Note is secured by all of the Company's assets, together with 1,515,000 shares of our common stock. We have conditionally issued a certificate representing these shares in the name of PBM. Our counsel as collateral agent for the benefit of PBM holds this certificate. PBM may not exercise its rights as a secured creditor against our assets, other than the 1,515,000 shares of common stock, except in the event of our bankruptcy, an assignment for the benefit of our creditors, our liquidation, or in the event that we are acquired in certain kinds of merger or asset sales transactions. PBM may exercise its rights as a secured creditor against the 1,515,000 shares of our common stock in those events, as well as in other standard events of default, such as our failure to pay our obligations to PBM or other parties timely. PBM has not provided the Company with any indication that it considers the Company to be in breach of its obligations under the PBM Note or that PBM has any current rights to initiate foreclosure under the terms of the Company's security agreement with it. PBM has agreed to subordinate our obligation under the PBM Note to any bank or other institutional indebtedness that we may obtain to a maximum of $300 thousand of such indebtedness.

     PBM may convert some or the entire unpaid principal of the PBM Note into shares of our common stock at any time through and including September 30, 2002. The initial conversion price is $0.40 per share, which price is subject to adjustment if we were to declare a stock dividend or were to split our stock. If PBM were to provide us with a conversion notice, we could pre-pay the amount of principal specified in such notice for conversion, thereby precluding such conversion. If our common stock trades for an average of not less than $2.00 during any period of 30 consecutive trading days, we can provide PBM with written notice of our decision to shorten the conversion period to 30 days. To date, PBM has not elected to convert any unpaid principal amounts into shares of our common stock.

     We also conditionally issued PBM 300,000 shares of our common stock, portions of which are deliverable to PBM on various dates beginning on January 1, 2002, in the event that, as of such dates, any principal amount under the PBM Note remains unpaid or unconverted, with the balance of the 300,000 shares to be issued to PBM if the PBM Note is not paid in full by September 30, 2003. In connection with this conditional issuance,75,000 shares were deliverable to PBM on January 1, 2002. By its terms, the PBM Note is not interest bearing.

     In connection with our issuance of the PBM Note, we issued to Dr. Kang a series of warrants for the purchase of our common stock, exercisable as follows:

- 164,000 shares, exercise price of $0.20 per share, expiry of December 31, 2001, which were exercised by Dr. Kang in December of 2001;

- 246,000 shares, exercise price of $0.30 per share, expiry of December 31, 2002; and

-         246,000  shares, exercise price of $0.40 per share, expiry of December
     31,  2003.

Worldwide Sales Management Corporation and TKR Investments, Inc. / Daniel G. McGuire and Thomas K. Ramstead

     Through March of 2000, the Company was a party to a sales agreement with Worldwide Sales, an enterprise owned by Daniel G. McGuire and Thomas K. Ramstead, a former director of Worldwide. The agreement provided that we would pay to Worldwide Sales a 15 percent commission on sales it generated in North America and Mexico. Worldwide Sales and we agreed to reduce the commission rate from and after April of 2000, when Mr. McGuire became our President and disassociated himself from Worldwide Sales. Commencing on January 1, 2001, we entered into a replacement sales agreement with TKR Investments, Inc. ("TKR"), an enterprise owned by Mr. Ramstead. The agreement provides for a guaranteed retainer at the rate of eight thousand dollars per month, a commission that varies between 2.5 percent and 4 percent depending on incremental net sales, and interest at the rate of eight percent per annum for all retainer and commission payments not timely made. TKR or we may terminate this agreement upon 120 days' written notice. If terminated, we have agreed to continue paying TKR its retainer and commissions in an amount equal to the average for the prior three months during the 120-day period. In our 2001 fiscal year, Worldwide Sales accrued $0 commissions, $0 commissions were paid, and $0 commissions were owed to Worldwide Sales as of December 31, 2001. In our 2000 fiscal year, Worldwide

Sales earned $223,131. Together with the amount of $74,844 in commissions accrued but unpaid in 1999, total accrued commissions for Worldwide Sales in our 2000 fiscal year were $297,975. Of the $297,975, Worldwide Sales was paid $221,473 in cash payments of $96,474 and 500,000 shares of common stock valued at $125 thousand, with the remaining balance of $76,501 transferred to TKR. In our 2001 fiscal year, $249,870 was earned by TKR and a subcontractor used by TKR, Mathew Cook. Together with the $76,501 transferred from Worldwide Sales, the total accrual in 2001 for TKR was $326,371. Of the $326,371, TKR (together with Mathew Cook) was paid $169,578, leaving an accrued balance at December 31, 2001 of $156,793.

Cyber  Marketing  Concepts,  Inc.  /  James  G.  Barrons

     Effective August 9, 2000, Cyber Marketing and we entered into an Exclusive Marketing Rights Contract. Cyber Marketing is owned by James G. Barrons, one of our directors. During the two-year term of the agreement, and any annual extensions thereafter, subject to either party's providing 180-days written notice to the other of its intention not to renew the agreement, we granted to Cyber Marketing the exclusive rights to market our products on the Internet.
Cyber Marketing will pay us our standard wholesale and distributor prices for any product that it purchases and we will provide it with all advertising incentives and promotional allowance accorded to other of our major customers. During the eight-month period between November of 2000 and June of 2001, we paid Cyber Marketing consulting fees of three thousand dollars per month to update our website and to subsidize, on a partial basis, their full-time sales representative for our professional products, or $18 thousand and six thousand dollars for, respectively, the year ended December 31, 2001, and the year ended December 31, 2000. Cash payments from Cyber Marketing were $145,179 for our 2001 fiscal year and $481 for our 2000 fiscal year. Cyber Marketing is a subtenant of ours under short-term lease. During our 2001 fiscal year, Cyber
Marketing paid us $5,400, in rent. See Item 2. Description of Property -- Facilities.

Citadel Capital Management Corporation; New World Capital Markets, Inc. / G. Wendell Birkhofer

     Effective July 6, 2000, we entered a $250 thousand line of credit agreement with Citadel and Larry Osaki. In September of 2001, and in substitution for the line of credit agreement, we executed our $250 thousand promissory note in favor of Citadel. Interest accrues thereon at the rate of 10 percent simple interest per annum and we may prepay any or all of the obligation without penalty. As of the date of this Annual Report, we owe Citadel approximately $330 thousand, pursuant to the terms of the note and a consensual $80 thousand over-advance, without penalty. In July of 2001, we paid to Citadel a one-time fee of $25 thousand through the issuance of 100,000 shares of our restricted common stock. During our 2000 fiscal year, we paid to Citadel $50 thousand of principal and $315 of interest. During our 2001 fiscal year, Citadel exercised a warrant to purchase 100,000 shares of our common stock through an offset of $20 thousand of our promissory obligations to them. See Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources. For more than the preceding five years, Mr. Birkhofer has been a consultant to New World and since January of 2000, Mr. Birkhofer has been a consultant to Citadel. He joined us as a director in October of 2001.

Spectrum  Analytics,  Inc.  /  Francisco  Rojas,  Ph.D.

     From January of 2001 through April 2, 2002, Dr. Francisco Rojas, one of our directors, Dr. Ines Moretti, and the Company were the stockholders of Spectrum, which was formed to provide confirmatory analysis for our First Check consumer business and to act as our affiliated research and development facility. Spectrum subleases its laboratory equipment and its office and laboratory space from us. Until April 2, 2002, 50 percent of its equity was owned by the Company and 50 percent of its equity was owned by Drs. Rojas and Moretti. Effective that date, the Company purchased the equity owned by Drs. Rojas and Moretti for the following consideration: (i) the Company forgave a $58 thousand obligation from Pyxis Laboratories, Inc., a company wholly owned by Dr. Moretti, through which she held her ownership of Spectrum; and (ii) the Company issued 50,000 shares of its common stock to Dr. Rojas, which shares were valued at an aggregate of $20,250. At Spectrum's inception on January 1, 2001, Drs. Rojas and Moretti contributed $50 thousand in equipment to Spectrum and the Company contributed $50 thousand in capital. Thereafter, Drs. Rojas and Moretti have provided on-going laboratory services and the Company has provided necessary operating capital to Spectrum. During the year ended December 31, 2001, the Company allocated $85 thousand in expenses to Spectrum, consisting of salary, rent, utilities, and other operating costs, advanced $171 thousand to Spectrum and its vendors, and paid $30 thousand to Spectrum for confirmatory tests. The net financial impact to the Company for such activities was a net investment of $236 thousand.

ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits

     The exhibits required to be furnished pursuant to Item 13(a) are listed in the Exhibit Index filed herewith, which Exhibit Index is incorporated herein by reference.

Exhibit  3.1*      Certificate  of  Incorporation  of  Era Oil Company, Inc.

Exhibit 3.1a# Certificate of Amendment of Certificate of Incorporation of Era Oil Company, Inc.

Exhibit 3.1b# Certificate of Amendment of Restated Certificate of Incorporation of Forum International Center, Inc.

Exhibit 3.1c# Certificate of Amendment of Certificate of Incorporation of Forum International Center, Inc.

Exhibit  3.2*      Amended  Bylaws  of  the  registrant

Exhibit 3.2a* Amendments to Articles III, Sections 1 and 8 of the Amended Bylaws of the registrant

Exhibit 10.1* Exclusive Marketing Rights Contract, dated August 9, 2000, by and between the registrant and Cyber Marketing Concepts, Inc.

Exhibit 10.2* Brokerage Agreement, dated January 1, 2001, by and between the registrant and TKR Investments, Inc.

Exhibit 10.3* Brokerage Agreement, dated June 1, 2001, by and between the registrant and Matt Cook

Exhibit 10.4* Brokerage Agreement, dated April 1, 2001, by and between the registrant and Feldkamp Marketing

Exhibit  10.5*     Promissory  Note,  dated  as  of  January  1,  2001,  by  the registrant  in  favor  of  Princeton  BioMeditech  Corporation

Exhibit 10.6* Security Agreement, dated as of January 1, 2001, by and between the registrant and Princeton BioMeditech Corporation

Exhibit 10.7* Escrow Agreement, dated as of January 1, 2001, by and between the registrant and Princeton BioMeditech Corporation

Exhibit 10.8* Collateral Agent Agreement, dated as of January 1, 2001, by and between the registrant and Princeton BioMeditech Corporation

Exhibit 10.9* Warrant, dated January 1, 2001, of the registrant in favor of Jemo Kang

Exhibit 10.10* Warrant, dated January 1, 2001, of the registrant in favor of Jemo Kang

Exhibit 10.11* Warrant, dated January 1, 2001, of the registrant in favor of Jemo Kang

Exhibit 10.12* Lease, dated June 13, 2000, by and between the registrant and Olen Commercial Realty Corporation

Exhibit 10.13* Employment Agreement, dated April 4, 2000, between the registrant and Daniel G. McGuire

Exhibit 10.14* Line of Credit Agreement, dated July 6, 2000, between the registrant and Citadel Capital Management Corporation and Larry Osaki

Exhibit 10.15* Loan and Security Agreement, dated February 20, 2001, between the registrant and Camel Financial, Inc.

Exhibit 10.16* Subordination Agreement, dated February 20, 2001, in favor of Camel Financial, Inc., among the registrant, Citadel Capital Management Group,and Camel Financial, Inc.

Exhibit 10.17* Promissory Note, dated September 6, 2001, by the registrant in favor of Citadel Capital Management Group

Exhibit  10.18     2001  Stock  Plan

Exhibit  21.1*     Subsidiaries  of  the  Registrant

----------
     * Incorporated by reference from the registrant's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on October 23, 2001.

     #     Incorporated  by reference from the registrant's amended Registration
Statement on Form 10-SB/A, as filed with the Securities and Exchange Commission on January 7, 2002.

(b)     Reports  on  Form  8-K

None.


SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:     April  22,  2002                    WORLDWIDE  MEDICAL  CORPORATION


                              By:     /S/  DANIEL  G.  MC  GUIRE
                                      --------------------------
                                   Daniel  G.  McGuire
                                   President,  Chief  Executive  Officer


                              By:     /S/  JEFFREY  C.  BURKE
                                      -----------------------
                                   Jeffrey  C.  Burke
                                   Chief  Financial  Officer


     In accordance with the Exchange Act, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                           Title                           Date
     ---------                           -----                           ----

/s/  DANIEL G. MC GUIRE        President, Chief Executive,       April 22,  2002
-----------------------         Officer,  and  Director

Daniel  G.  McGuire

/s/  DR.  FRANCISCO  ROJAS          Director                    April  22,  2002
--------------------------
Dr.  Francisco  Rojas

/s/  DR.  JEMO  KANG                Director                    April  22,  2002
--------------------
Dr.  Jemo  Kang


/s/  JAMES  G.  BARRONS               Director                    April 22, 2002
-----------------------
James  G.  Barrons


/s/  G.  WENDELL  BIRKHOFER          Director                    April  22, 2002
---------------------------
G.  Wendell  Birkhofer


/s/  DAVID  M.  JERANKO               Director                    April 22, 2002
-----------------------
David  M.  Jeranko


/s/ JEFFREY H. NICHOLAS               Director                    April 22, 2002
-----------------------
Jeffrey  H.  Nicholas

                                INDEX TO EXHIBITS

Exhibit  Number               Description  of  Document
---------------               -------------------------

10.18                         2001  Stock  Plan