Form 10KSB/A
period 2001-12-31
WORLDWIDE MEDICAL CORP/CA/
filed 2002-05-20
CIK 1159544

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-KSB/A

(Mark One)

     [X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended December 31, 2001.

     [ ] Transition report under section 13 or 15(d) of the securities exchange act of 1934

     For the transition period from ________________ to _______________

     Commission file number: 000-33263

                          Worldwide Medical Corporation
                          -----------------------------
                 (Name of Small Business Issuer in Its Charter)

                    Delaware                              33-0601331
                    --------                              ----------
        (State or Other Jurisdiction of                (I.R.S. Employer
         Incorporation or Organization)               Identification No.)

13 Spectrum Pointe Drive, Lake Forest, California           92630
-------------------------------------------------           -----
    (Address of principal executive offices)             (Zip Code)

                                 (949) 598-8378
                                 --------------
                (Issuer's Telephone Number, including area code)

         Securities registered under Section 12(b) of the Exchange Act:

    Title of Each Class          Name of Each Exchange On Which Registered
    -------------------          -----------------------------------------
           None

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

Yes  [X]          No  [ ]

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. On April 3, 2002, there were 14,810,069 shares of the Registrant's Common Stock outstanding.

                                TABLE OF CONTENTS

ITEM                                                                        PAGE
----                                                                        ----


     PART I

1.   Description of Business . . . . . . . . . . . . . . . . . . . . . . . .   6

2.   Description of Property . . . . . . . . . . . . . . . . . . . . . . . .  26

3.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . .  27

4.   Submission of Matters to a Vote of Security Holders . . . . . . . . . .  29

     PART II

5.   Market for Common Equity and Related Stockholder Matters. . . . . . . .  29

6.   Management's Discussion and Analysis of Financial Condition
        and Results of Operations. . . . . . . . . . . . . . . . . . . . . .  31

7.   Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . .  39

8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure . . . . . . . . . . . . . . . . . . . . . .  39

     PART III

9.   Directors, Executive Officers, Promoters and Control Persons;
        Compliance With Section 16(a) of the Exchange Act. . . . . . . . . .  40

10.  Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . . .  43

11.  Security Ownership of Certain Beneficial Owners and Management
        and Related Stockholder Matters. . . . . . . . . . . . . . . . . . .  44

12.  Certain Relationships and Related Transactions. . . . . . . . . . . . .  47

13.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . .  52

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

     In July of 1999, we received a warning letter from the FDA with respect to the consumer versions of our drugs of abuse tests. Although we thereafter applied for and received all relevant 510(k) clearances, on February 2, 2001, the FDA chose to initiate a proceeding against the Company, H. Thad Morris, Patti A. Evanoff, and Daniel G. McGuire in an administrative complaint, styled In the Matter of Worldwide Medical Corporation, a corporation, and Daniel G. McGuire, H. Thad Morris, and Patti A. Evanoff, individuals, FDA Docket Number 01-H-0065. The FDA alleged that the Company, Mr. Morris, Ms. Evanoff, and Mr. McGuire committed 138, 82, 56, and 30 violations, respectively, of 21 U.S.C.
Section 331(a) of the Federal Food Drug and Cosmetic Act. The allegations relate to First Check test products that the Company shipped prior to receipt of the 510(k) OTC clearances from the FDA. The FDA sought to assess civil penalties of $15 thousand per alleged violation against the respondents. The Company believes that the allegations are without merit, responded on behalf of Ms. Evanoff, Mr. McGuire, and itself, and defended such parties vigorously.

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

     We do not own any real property.

ITEM 3. LEGAL PROCEEDINGS

     On February 2, 2001, the Company, H. Thad Morris, Patti A. Evanoff, and Daniel G. McGuire were named in an administrative complaint, styled In the Matter of Worldwide Medical Corporation, a corporation, and Daniel G. McGuire,
H. Thad Morris, and Patti A. Evanoff, individuals, by the FDA, FDA Docket Number 01-H-0065. The FDA alleged that the Company, Mr. Morris, Ms. Evanoff, and Mr. McGuire committed 138, 82, 56, and 30 violations, respectively, of 21 U.S.C.
Section 331(a) of the Federal Food Drug and Cosmetic Act. The allegations relate to First Check test products that the Company shipped prior to receipt of 510(k) clearances from the FDA. The FDA sought to assess civil penalties of $15 thousand per alleged violation against the respondents. The Company responded on behalf of Ms. Evanoff, Mr. McGuire, and itself, and defended such parties vigorously. In April of 2002, the terms of the final draft of the Settlement Agreement of all allegations set forth in the administrative complaint were approved by all parties. As of the date of this Annual Report, such agreement is in the process of being executed by all parties. None of the parties admitted liability or that any violations had occurred; however, as a matter of settlement only, the Company agreed to tender the sum of $150 thousand to the FDA on the following schedule:

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

     On August 2, 2000, the Company was named in an action, styled Vivian Younger, an individual, vs. Worldwide Medical Corporation, a California corporation, and Does 1 through 20, Orange County Superior Court, Case Number 00CC09177. Plaintiff alleged that she was wrongfully terminated as the Company's chief financial officer in August of 1999. Plaintiff has requested monetary damages, costs, and such other relief as the Court deems just and proper. The Company believes that the allegations are without merit, has filed a responsive pleading, and intends to defend itself vigorously. The parties have settled the litigation and plaintiff will receive $184 thousand in cash and stock.

     On September 4, 2001, the Company was named in an action, styled Michael W. and Penny D. Niccole, Trustees of the Niccole Family Trust, Dated 11/13/95 vs. Worldwide Medical Corporation, a California corporation; and Does 1-25, inclusive, Orange County Superior Court, Case Number 01CC11335. Plaintiffs allege that the Company breached its contract in its sale of shares of its common stock to Plaintiffs or that the Company misrepresented the tradability of such shares. Plaintiffs have requested "monetary damages in an amount to be proven at trial, together with interest thereon at the rate of 10 percent per annum according to proof at trial," punitive and exemplary damages, reasonable costs and attorneys' fees, and such other relief as the Court deems just and proper. The Company believes that the allegations are without merit. The parties have settled the litigation and plaintiffs will receive an aggregate of $35 thousand is cash for their claims.

     On November 29, 2001, the Company was named in an action, styled Interactive Business Channel, Inc. vs. Worldwide Medical Corporation; and Does 1-50, inclusive, Orange County Superior Court, Case Number 01CC15277. Plaintiff's complaint is for breach of contract, account stated, open book account, and unjust enrichment. Plaintiffs allege that the Company breached its contract for promotional services and has failed to pay an indebtedness of $60 thousand, together with interest. Plaintiffs have requested compensatory and consequential damages "in a sum to be established according to proof"; the principal sum of $60 thousand and attorneys' fees; the "reasonable value of services rendered in the minimum sum of $60 thousand with the precise amount to be established according to proof at the time of trial"; a decree compelling the Company to disgorge "ill-gotten gains"; reasonable attorneys' fees and costs of suit, interest at the maximum permitted rate and such other relief as the Court deems just and proper. The Company believes that the allegations are without merit. The parties have settled the litigation and plaintiff will receive an aggregate of $55 thousand in cash for its claims.

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

     In March of 2002, we privately sold two and a half units of our securities, each unit consists of an aggregate of 12,500 shares of our common stock and one or more convertible debentures in the aggregate principal amount of $25 thousand, convertible into an aggregate of 50,000 shares of the Company's common stock. The initial term of each debenture is six months, subject to an extension of six months, at an annual interest rate of 10 percent. The conversion ratio for each debenture is initially set at $0.50 per share. Exemption from registration for each such transaction is claimed under Rule 504 under Regulation D of the Securities Act.

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

                                                    YEAR ENDED DECEMBER 31,
                                                    2001              2000
                                               ---------------------------------
                                                         (As Restated)
                                               $(000S)     %     $(000S)     %
------------------------------------------------------  -------  -------  ------

GROSS SALES
  Gross Sales . . . . . . . . . . . . . . . . . 3,510    100.0    2,528   100.0
  Discount, Returns and Allowances. . . . . . .  (659)   (18.8)    (256)  (10.1)
                                               -------  -------  -------  ------
    Net Sales . . . . . . . . . . . . . . . . . 2,851     81.5    2,272    89.9
                                               -------  -------  -------  ------
COST OF SALES . . . . . . . . . . . . . . . . . 1,317     37.5      535    21.2
                                               -------  -------  -------  ------
GROSS PROFIT. . . . . . . . . . . . . . . . . . 1,534     43.7    1,737    68.7
                                               -------  -------  -------  ------

OPERATING EXPENSES
  Selling . . . . . . . . . . . . . . . . . . .   927     26.4      800    31.6
  General and Administrative. . . . . . . . . .   554     15.8      723    28.6
  Professional Fees . . . . . . . . . . . . . .   500     14.3      361    14.3
  Bad Debt Expense. . . . . . . . . . . . . . .    22      0.6      118     4.7
  Depreciation. . . . . . . . . . . . . . . . .    68      1.9       45     1.8
  Settlement Expenses . . . . . . . . . . . . .   518     14.8      505    20.0
  Settlement Expense - related party. . . . . .   157      4.5       --
                                               -------  -------  -------  ------
  Beneficial Conversion Expense . . . . . . . .    --       --      206     8.1
                                               -------  -------  -------  ------
  Total Operating Expenses. . . . . . . . . . . 2,746     78.3    2,757   109.1
                                               -------  -------  -------  ------

(LOSS) FROM OPERATIONS. . . . . . . . . . . . .(1,212)   (31.4)  (1,020)  (40.3)
                                               -------  -------  -------  ------
  Interest Expense. . . . . . . . . . . . . . .   (79)    (2.3)    (131)
  Interest Expense - related parties. . . . . .   (51)    (1.5)      (3)   (0.1)
  Equity in Losses of Spectrum Analytics, Inc..  (236)    (6.7)      --      --
  Provision for Income Tax. . . . . . . . . . .    (1)      (0)      (1)     (0)
  Extraordinary Gain on Settlement of Debt, . .    68      1.9       46     1.8
                                               -------  -------  -------  ------
    Net (Loss). . . . . . . . . . . . . . . . .(1,511)   (43.1)  (1,109)  (43.9)
                                               =======  =======  =======  ======

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

     Management believes that the percentage increase in our gross sales in our 2001 fiscal year was greater than the percentage increase in our net sales primarily because we offered an increase in discounts, returns, and allowances, as follows:

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

                                             Gross Sales by Product $(000S)
                                                      December 31,
                                                     --------------
                                                       2001    2000
                                                     ------  ------

Drugs of Abuse Tests - FDA 510(k), Professional Use  $   88  $   39
Drugs of Abuse Tests - FDA 510(k) OTC . . . . . . .   2,778   2,303
Alcohol Tests . . . . . . . . . . . . . . . . . . .     106      97
Colorectal Tests. . . . . . . . . . . . . . . . . .     496      89
Cholesterol Tests . . . . . . . . . . . . . . . . .      42       0
                                                     ------  ------
  Total . . . . . . . . . . . . . . . . . . . . . .  $3,510  $2,528
                                                     ======  ======

Gross Profit

     Our gross profit decreased from $1.7 million in our 2000 fiscal year to $1.5 million in our 2001 fiscal year. During our 2001 fiscal year, our gross profit margin was 43.7 percent, as compared to 68.7 percent in our 2000 fiscal year. Management believes the primary reason for the decrease in gross profit margin was a temporary reduction in cost of goods sold in our 2000 fiscal year, which was indirectly related to the FDA warning letter. Certain of our retail customers returned our drugs of abuse tests for partial credit in response to the FDA warning letter, which tests we were able to repackage and resell in our 2000 fiscal year at a cost less than our standard cost. Further, one of our major customers was selling our drugs of abuse tests on consignment in our 2000 fiscal year. For all of our 2001 fiscal year, our sales were in accordance with standard terms and conditions.

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

General, and Administrative Expenses

     Our general, and administrative expenses decreased $169 thousand from $723 thousand in our 2000 fiscal year to $554 thousand in our 2001 fiscal year. Management believes the decrease is primarily attributable to: (i) a decrease of $96 thousand of salaries and payroll expenses, (ii) a decrease of $24 thousand resulting from the impairment of intangible assets; (iii) a decrease of $32 thousand in Spectrum expenses related to its pre-organization; (iv) a decrease in rent expense of $22 thousand attributable to the allocation of a portion of the rent expense to Spectrum; and (v) a decrease of $33 thousand in various expenses, partially offset by an increase of $32 thousand in travel and related miscellaneous expenses.

Professional Fees

     Our professional fees increased by $139 thousand from $361 thousand in our 2000 fiscal year to $500 thousand in our 2001 fiscal year. The increase is directly attributable to expenses incurred in connection with our recent registration of our common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended, which resulted in our becoming a "fully reporting company." Related legal expenses incurred by us were $159 thousand and consulting expenses were $72 thousand. Our expenditures for FDA-related legal expenses decreased by $43 thousand in our 2001 fiscal year.

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

     On February 20, 2001, we entered into a Loan and Security Agreement with Camel Financial, Inc. ("Camel"), and a Subordination Agreement with Citadel and Camel. The Loan and Security Agreement initially provided us with up to $250 thousand of advances against our available accounts receivable. During our 2001 fiscal year, Camel verbally amended the Loan and Security Agreement to increase our line of credit to $275 thousand. The Loan and Security Agreement expired on March 1, 2002, subject to automatic annual renewals, unless otherwise terminated in writing by either Camel or us not later than 30 days prior to the end of an annual term. For outstanding balances under $100 thousand, interest accrues at the rate of three percent per month; for outstanding balances in excess of $100 thousand, interest accrues at the rate of two and one-half percent per month; in no event shall the monthly interest be less than $2,500. The interest rate is subject to change by an amount equivalent to a change in the prime rate, as published in the Wall Street Journal. As of December 31, 2001, the interest rate was two and one-quarter percent per month and our outstanding balance due to Camel was $274 thousand. Our eligible domestic accounts receivable balance as of such date was $204 thousand; accordingly, we were consensually over-advanced by $71 thousand, which resulted in an interest surcharge of 1/30 of one percent per day for each day of such advance. As of the date of this Annual Report, we are in compliance with the advance schedule. In connection with the Loan and Security Agreement, Camel, Citadel, and we executed a Subordination Agreement, on February 20, 2001, pursuant to which Citadel subordinated its first position security interest in our assets to Camel.

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

In our opinion, the consolidated financial statements referred to above, revised as described in note 23, present fairly, in all material respects, the financial position of Worldwide Medical Corporation as of December 31, 2001 and 2000, and the results of its operations and cash flows for each of the two years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

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



/s/ Kelly & Company
-------------------
Kelly & Company
Newport Beach, California
April 16, 2002, except as to note 23 to which the date is May 16, 2002

                          WORLDWIDE MEDICAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2001 AND 2000



ASSETS
                                                            2001        2000
                                                       (As Restated)
                                                        ----------  ----------
Current assets:
Cash . . . . . . . . . . . . . . . . . . . . . . . . .  $    1,584  $   15,824
Accounts receivable - trade, net of allowances of
73,323 and 0 in 2001 and 2000, respectively . . . . .      254,498     271,564
Inventories. . . . . . . . . . . . . . . . . . . . . .     644,656     446,781
Inventories on consignment . . . . . . . . . . . . . .           -      64,735
Prepaid expenses . . . . . . . . . . . . . . . . . . .      45,366       2,062
Receivable from officer. . . . . . . . . . . . . . . .           -       7,807
Other receivables:
Note receivable from former officer. . . . . . . . . .       7,749      35,870
Due from Pyxis . . . . . . . . . . . . . . . . . . . .      57,940      30,000
Other. . . . . . . . . . . . . . . . . . . . . . . . .         824           -
                                                        ----------  ----------
Total current assets . . . . . . . . . . . . . . . . .   1,012,617     874,643
Property and equipment, net. . . . . . . . . . . . . .     197,890     249,715
Investment in and advance to Spectrum Analytics, Inc..       1,108           -
Other assets . . . . . . . . . . . . . . . . . . . . .      28,126      23,838
                                                        ----------  ----------
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . .  $1,239,741  $1,148,196
                                                        ==========  ==========


    The accompanying notes are an integral part of the financial statements.

                          WORLDWIDE MEDICAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                         AS OF DECEMBER 31, 2001 AND 2000



LIABILITIES AND SHAREHOLDERS' DEFICIT
                                                          2001          2000
                                                     (As Restated)
                                                      ------------  ------------
Current liabilities:
Lines of credit - financial institutions. . . . . . . $   603,821             -
Accounts payable - trade. . . . . . . . . . . . . . .     740,260   $   524,038
Accounts payable, related party . . . . . . . . . . .           -       656,513
Accrued payroll and payroll taxes . . . . . . . . . .      44,376        45,950
Accrued commissions - related party . . . . . . . . .     156,793        76,501
Accrued promotional  and other expense. . . . . . . .      49,211       122,688
Accrued expenses. . . . . . . . . . . . . . . . . . .      83,889        36,902
Accrued interest. . . . . . . . . . . . . . . . . . .       4,103             -
Accrued interest, related parties . . . . . . . . . .      22,604        19,484
Accrued settlement obligations, current portion . . .     483,650       400,000
Capital lease obligations - financial institutions,
 current portion. . . . . . . . . . . . . . . . . . .      21,449        17,736
Notes payable, related parties, current portion . . .     207,000        20,000
Note payable. . . . . . . . . . . . . . . . . . . . .           -        35,000
                                                      ------------  ------------
Total current liabilities . . . . . . . . . . . . . .   2,417,156     1,954,812
Capital lease obligations - financial institutions,
net of current portion. . . . . . . . . . . . . . . .      62,483        83,110
Note payable - related party, net of current portion.     319,524             -
Accrued settlement obligations, noncurrent. . . . . .     350,000             -
                                                      ------------  ------------
TOTAL LIABILITIES . . . . . . . . . . . . . . . . . .   3,149,163     2,037,922
                                                      ------------  ------------
Commitments and contingencies
Shareholders' deficit:
Common stock ($0.01 par value, 30,000,000 shares
authorized, 14,777,558 and 11,807,701 shares issued
and outstanding at December 31, 2001 and 2000,
respectively) . . . . . . . . . . . . . . . . . . . .     147,775       118,077
Additional paid-in capital. . . . . . . . . . . . . .   4,221,331     3,763,619
Accumulated  deficit. . . . . . . . . . . . . . . . .  (6,197,154)   (4,685,917)
Common stock receivables - officers . . . . . . . . .     (62,572)      (60,000)
Common stock receivables - others . . . . . . . . . .     (18,802)      (25,505)
                                                      ------------  ------------
TOTAL SHAREHOLDERS' DEFICIT . . . . . . . . . . . . .  (1,909,422)     (889,726)
                                                      ------------  ------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT . . . . . $ 1,239,741   $ 1,148,196
                                                      ============  ============


    The accompanying notes are an integral part of the financial statements.

                          WORLDWIDE MEDICAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    AS OF DECEMBER 31, 2001 AND 2000 AND FOR
           EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2001


                                                    2001         2000
                                               (As Restated)
                                               ------------  ------------
Net sales . . . . . . . . . . . . . . . . . .  $ 2,851,499   $ 2,271,857
Cost of sales . . . . . . . . . . . . . . . .    1,316,935       534,827
                                               ------------  ------------
Gross profit. . . . . . . . . . . . . . . . .    1,534,564     1,737,030
                                               ------------  ------------
Operating expenses:
Selling . . . . . . . . . . . . . . . . . . .      927,135       799,967
General and administrative. . . . . . . . . .      553,945       723,156
Professional fees . . . . . . . . . . . . . .      499,737       360,701
Bad debt expense. . . . . . . . . . . . . . .       21,913       118,210
Depreciation and amortization . . . . . . . .       68,442        44,626
Settlement expense. . . . . . . . . . . . . .      517,515       505,000
Settlement expense - related party. . . . . .      157,440             -
Beneficial conversion expense . . . . . . . .            -       205,647
                                               ------------  ------------
Total operating expenses. . . . . . . . . . .    2,746,127     2,757,307
                                               ------------  ------------
Loss from operations. . . . . . . . . . . . .   (1,211,563)   (1,020,277)
                                               ------------  ------------
Other expense:
Interest expense. . . . . . . . . . . . . . .      (79,429)     (130,938)
Interest expense, related parties . . . . . .      (51,117)       (2,867)
                                               ------------  ------------
                                                  (130,546)     (133,805)
                                               ------------  ------------
Equity in losses of Spectrum Analytics, Inc..     (236,432)            -
                                               ------------  ------------
Loss before provision for income taxes and
extraordinary item: . . . . . . . . . . . . .   (1,578,541)   (1,154,082)
Provision for income taxes. . . . . . . . . .         (800)         (800)
                                               ------------  ------------
Loss before extraordinary item. . . . . . . .   (1,579,341)   (1,154,882)
Extraordinary gain on settlement of debt, net
of taxes effect of $0 and $0, respectively. .       68,104        46,334
                                               ------------  ------------
NET LOSS. . . . . . . . . . . . . . . . . . .  $(1,511,237)  $(1,108,548)
                                               ============  ============
NET LOSS PER SHARE, BASIC AND DILUTED . . . .  $     (0.11)  $     (0.11)
                                               ============  ============


    The accompanying notes are an integral part of the financial statements.


                                               WORLDWIDE MEDICAL CORPORATION
                                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                                          AS OF DECEMBER 31, 2001 AND 2000 AND FOR
                                EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2001
                                                        (AS RESTATED)


                                                                        Additional                 Common
                                                  Common      Common     Paid-in      Accumulated   Stock
                                                  Shares      Stock      Capital      Deficit       Receivable    Total
                                                  ------      -----      -------      -------       ----------    -----
BALANCE, DECEMBER 31, 1999. . . . . . . . . . .   8,524,428   $ 85,245   $2,580,950   $(3,577,369)         -   $  (911,174)
  Shares issued upon conversion of debentures .   3,195,177     31,951      766,842             -   $(85,505)      713,288
  Shares issued for services. . . . . . . . . .     132,511      1,325       73,675             -          -        75,000
  Shares returned and canceled resulting from
  the settlement of litigation. . . . . . . . .     (11,904)      (119)         119             -          -             -
  Shares repurchased and cancelled. . . . . . .     (32,511)      (325)     (11,675)            -          -       (12,000)
  Amortization of deferred compensation for
  services. . . . . . . . . . . . . . . . . . .           -          -       34,889             -          -        34,889
  Warrants issued with debentures . . . . . . .           -          -      113,172             -          -       113,172
  Beneficial conversion feature related
  to debentures . . . . . . . . . . . . . . . .           -          -      205,647             -          -       205,647
  Net loss. . . . . . . . . . . . . . . . . . .           -          -            -    (1,108,548)         -    (1,108,548)
                                                 -----------  ---------  -----------  ------------  ---------  ------------
BALANCE, DECEMBER 31, 2000. . . . . . . . . . .  11,807,701    118,077    3,763,619    (4,685,917)   (85,505)     (889,726)
  Shares issued in private placement. . . . . .     129,613      1,296       24,626             -          -        25,922
  Shares issued on exercise of warrants . . . .   1,025,244     10,252      194,796             -    (33,300)      171,748
  Payments received and services
   provided on common stock receivables . . . .           -          -            -             -     37,431        37,431
  Shares issued for prepaid interest on note
  payable arising from settlement of litigation     300,000      3,000       96,000             -          -        99,000
  Shares issued and held in escrow as
  collateral for a note payable issued in
  settlement of litigation. . . . . . . . . . .   1,515,000     15,150      (15,150)            -          -             -
  Warrants issued in settlement of litigation .           -          -      157,440             -          -       157,440
  Net loss. . . . . . . . . . . . . . . . . . .           -          -            -    (1,405,657)         -    (1,405,657)

                                                 -----------  ---------  -----------  ------------  ---------  ------------
BALANCE, DECEMBER 31, 2001, AS PREVIOUSLY
 REPORTED . . . . . . . . . . . . . . . . . . .   14,777,558   $147,775   $4,221,331   $(6,091,574)  $(81,374)  $(1,803,842)
PRIOR PERIOD ADJUSTMENTS (note 23). . . . . . .           -          -            -       (105,580)        -       (105,580)

BALANCE, DECEMBER 31, 2001, AS RESTATED           14,777,558  $147,775   $4,221,331   $(6,197,154)  $(81,374)  $(1,909,422)
                                                 ===========  =========  ===========  ============  =========  ============


                           The accompanying notes are an integral part of the financial statements.



                           WORLDWIDE MEDICAL CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                     AS OF DECEMBER 31, 2001 AND 2000 AND FOR
            EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2001


                                                            2001         2000
                                                        (As Restated)
                                                        ------------ ------------
Cash flows provided by (used in) operating activities:
Net loss . . . . . . . . . . . . . . . . . . . . . . .  $(1,511,237) $ (1,108,548)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation . . . . . . . . . . . . . . . . . . . . .       68,442        44,626
Extraordinary gain on settlement of debt . . . . . . .      (68,104)      (46,334)
Interest expense arising from beneficial conversion
features on issuance of convertible debt . . . . . . .            -       205,647
Loss on disposal of equipment. . . . . . . . . . . . .            -         5,980
Loss on asset impairment . . . . . . . . . . . . . . .            -        24,255
Amortization of deferred compensation for services . .            -        34,889
Amortization of debt discount. . . . . . . . . . . . .            -       123,089
Amortization of prepaid interest . . . . . . . . . . .       49,317             -
Common shares issued for services. . . . . . . . . . .            -        75,000
Warrants issued as settlement of litigation. . . . . .      157,440             -
Equity in losses of Spectrum Analytics, Inc. . . . . .      236,432             -
Decrease (increase) in assets:
Accounts receivable - trade. . . . . . . . . . . . . .       17,066       (69,912)
Inventories. . . . . . . . . . . . . . . . . . . . . .     (197,875)     (128,644)
Inventories on consignment . . . . . . . . . . . . . .       64,735        97,879
Prepaid expense. . . . . . . . . . . . . . . . . . . .       (7,952)        2,938
Receivable from officer. . . . . . . . . . . . . . . .        7,807        (7,807)
Note receivable from former officer. . . . . . . . . .       28,121        26,030
Due from Pyxis . . . . . . . . . . . . . . . . . . . .      (27,940)      (30,000)
Other receivables. . . . . . . . . . . . . . . . . . .         (824)            -
Intangible asset . . . . . . . . . . . . . . . . . . .            -        (2,341)
Other assets . . . . . . . . . . . . . . . . . . . . .       10,043       (16,802)
Increase (decrease) in liabilities:
Accounts payable - trade . . . . . . . . . . . . . . .      284,326      (348,446)
Accrued expenses . . . . . . . . . . . . . . . . . . .       46,987         7,502
Accrued payroll and payroll taxes. . . . . . . . . . .       (1,574)      (30,194)
Accrued commissions, related party . . . . . . . . . .       80,292         1,657
Accrued and promotional and other expenses . . . . . .      (73,477)      122,688
Accrued interest, related parties. . . . . . . . . . .        3,120         7,860
Accrued interest . . . . . . . . . . . . . . . . . . .        4,103             -
Accrued litigation settlements . . . . . . . . . . . .      433,650       400,000
                                                        ------------  ------------
NET CASH USED IN OPERATING ACTIVITIES. . . . . . . . .     (397,102)     (608,988)
                                                        ------------  ------------


    The accompanying notes are an integral part of the financial statements.


                            WORLDWIDE MEDICAL CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                      AS OF DECEMBER 31, 2001 AND 2000 AND FOR
             EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2001


                                                                         2001        2000
                                                                     (As Restated)
                                                                      ----------  ----------
Cash flows provided by (used in) investing activities:
Purchase of property and equipment . . . . . . . . . . . . . . . . .  $ (16,617)  $ (69,378)
Investment in and advance to Spectrum Analytics, Inc.. . . . . . . .   (237,540)          -
Proceeds on disposition of property and equipment. . . . . . . . . .          -       4,095
                                                                      ----------  ----------
NET CASH USED IN INVESTING ACTIVITIES. . . . . . . . . . . . . . . .   (254,157)    (65,283)
                                                                      ----------  ----------
Cash flows provided by (used in) financing activities:
Increase in amount due on lines of credit. . . . . . . . . . . . . .    603,821           -
Repayment of notes payable . . . . . . . . . . . . . . . . . . . . .   (184,989)    (15,000)
Repayment on capital leases. . . . . . . . . . . . . . . . . . . . .    (16,914)     (4,651)
Collection of stock subscription receivable. . . . . . . . . . . . .     37,431           -
Shares repurchased and canceled. . . . . . . . . . . . . . . . . . .          -     (12,000)
Proceeds from the issuance of convertible debt . . . . . . . . . . .          -     600,116
Proceeds from the issuance of detachable warrants. . . . . . . . . .          -     113,172
Proceeds from exercise of warrants . . . . . . . . . . . . . . . . .    171,748           -
 Proceeds from issuance of stock . . . . . . . . . . . . . . . . . .     25,922           -
                                                                      ----------  ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES. . . . . . . . . . . . . .    637,019     681,637
                                                                      ----------  ----------
NET INCREASE (DECREASE) IN CASH. . . . . . . . . . . . . . . . . . .    (14,240)      7,366
CASH AT BEGINNING OF PERIOD. . . . . . . . . . . . . . . . . . . . .     15,824       8,458
                                                                      ----------  ----------
CASH AT END OF PERIOD. . . . . . . . . . . . . . . . . . . . . . . .  $   1,584   $  15,824
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


                          WORLDWIDE MEDICAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    AS OF DECEMBER 31, 2001 AND 2000 AND FOR


                                                            2001      2000
                                                         ---------    ----

Conversion of related party accounts payable
note payable:
Accounts payable - related party. . . . . . . . . . . .  $ 656,513      -
Note payable - related party. . . . . . . . . . . . . .  $(656,513)     -

Issuance of shares for prepaid interest on note payable
arising from settlement of litigation:
Prepaid interest expense. . . . . . . . . . . . . . . .  $  99,000      -
Common stock. . . . . . . . . . . . . . . . . . . . . .  $  (3,000)     -
Additional paid-in capital . . . . . . . . . . . . . .   $ (96,000)     -

Issuance of shares and held in escrow as collateral
for note payable arising from settlement of litigation:
Additional paid-in capital. . . . . . . . . . . . . . .  $  15,150      -
Common stock. . . . . . . . . . . . . . . . . . . . . .  $ (15,150)     -


    The accompanying notes are an integral part of the financial statements.

                                        F-8

                          WORLDWIDE MEDICAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                    AS OF DECEMBER 31, 2001 AND 2000 AND FOR
           EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2001


1. DESCRIPTION OF BUSINESS
--------------------------

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------

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

     Inventories and Inventories on Consignment

Inventories are stated at the lower of cost or market with cost being determined using the first-in, first-out method. Substantially all inventory consisted of finished goods held for sale. The Company's management monitors inventories for excess and obsolete items and makes necessary valuation corrections when such

                          WORLDWIDE MEDICAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                    AS OF DECEMBER 31, 2001 AND 2000 AND FOR
           EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2001


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
--------------------------------------------------------

     Inventories and Inventories on Consignment, Continued

adjustments are required. In 2000, products shipped to retail customers were recorded as consigned inventories until their payments were remitted to the Company.

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

                          WORLDWIDE MEDICAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                    AS OF DECEMBER 31, 2001 AND 2000 AND FOR
           EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2001


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
--------------------------------------------------------

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

                          WORLDWIDE MEDICAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                    AS OF DECEMBER 31, 2001 AND 2000 AND FOR
           EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2001


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
--------------------------------------------------------

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

                          WORLDWIDE MEDICAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                    AS OF DECEMBER 31, 2001 AND 2000 AND FOR
           EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2001


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
--------------------------------------------------------

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

3. INVESTMENT
-------------

The Company has a 50% interest in Spectrum Analytics, Inc. ("Spectrum"), a diagnostic testing laboratory, which has been accounted for on the equity method since its inception in January 2001. Spectrum's only customer to date has been the Company for which it has provided confirmatory testing for home drug tests. The Company received credit for approximately $40,000 of the pre-organization costs it incurred and contributed fixed assets with a book value of approximately $10,000 for its 50% interest, while Drs. Rojas and Moretti each as to 25% (the other 50% investors who are employees of Spectrum)

                          WORLDWIDE MEDICAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                    AS OF DECEMBER 31, 2001 AND 2000 AND FOR
           EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2001


3. INVESTMENT, CONTINUED
------------------------

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

Net sales (related party)                                             $  29,500
                                                                      =========
Net loss                                                              $(236,432)
                                                                      =========
Company's equity in net loss of Spectrum                              $(236,432)
                                                                      =========

Condensed balance sheet information:

Current assets                                                        $     306
Noncurrent assets                                                        52,976
                                                                      ---------
Total assets                                                          $  53,282
                                                                      =========
Current liabilities:
     Related party                                                    $ 237,541
     Other                                                                2,174
                                                                      ---------
Total current liabilities                                               239,715
Deficit                                                                (186,433)
                                                                      ---------
Total liabilities and deficit                                         $  53,282
                                                                      =========

     Reconciliation of Spectrum Deficit to the Company's Investment

Spectrum deficit                                                      $(186,433)
Less: Other 50% investors portion of the deficit                         93,216
                                                                      ---------
Company's portion of the Spectrum deficit                               (93,217)
Plus:
Company funds advances or expenses incurred on behalf of Spectrum       237,541
Less: Other 50% investors portion of the loss                          (118,216)
      Fifty percent of fixed asset contribution by
      other investor                                                    (25,000)
                                                                      ---------
COMPANY'S INVESTMENT IN SPECTRUM                                      $   1,108
                                                                      =========

                          WORLDWIDE MEDICAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                    AS OF DECEMBER 31, 2001 AND 2000 AND FOR
           EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2001


3. INVESTMENT, CONTINUED
------------------------

Included in the operating results of Spectrum are allocations of $85,469 of expenses incurred by the Company and payments made by the Company on Spectrum's behalf of $170,979.

4. PROPERTY AND EQUIPMENT
-------------------------

Property and equipment at December 31, 2001 and 2000 consists of the following:

                                                           2001           2000
                                                           ----           ----
Equipment                                                $230,661       $230,661
Office furniture and equipment                            145,661        131,104
Leasehold improvements                                     23,187         21,127
                                                         --------       --------
                                                          399,509        382,892
     Less: accumulated depreciation                       201,619        133,177
                                                         --------       --------
Property and equipment, net                              $197,890       $249,715
                                                         ========       ========

At December 31, 2001 and 2000, property and equipment includes $105,497 of equipment recorded under capital leases, respectively. Depreciation expense was $68,442 and $44,626 for the years ended December 31, 2001 and 2000. Depreciation expense for the year ended December 31, 2001 includes $21,099 of depreciation for assets recorded under capital leases.


5. LINES OF CREDIT - FINANCIAL INSTITUTIONS
-------------------------------------------

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

6. DEBT RESTRUCTURING
---------------------

The Company, in an earlier year, entered into an exclusive distributor and supplier agreement with an entity owned by a major shareholder and director of the Company. The agreement provided for the Company to act as an exclusive distributor in specified markets for certain diagnostic products produced by this related party. The agreement was prematurely terminated in 1998 and disputes arose between the Company and the supplier over the amounts owed and the payment thereof. In May 2001, to resolve the $656,513 related party account payable, the Company made a cash payment of $25,000 and executed a convertible secured promissory note payable to the supplier in the amount of $631,513. The note is collateralized by all of the assets of the Company with a financing statement on file with the California Secretary of State dated July 16, 2001, and 1,515,000 shares of its common stock issued and held as collateral in trust by the Company's legal counsel. The 1,515,000 shares will be retired if they are not released from the escrow as part of the collateral requirements of the convertible secured promissory note payable. The note payable itself is non-interest bearing and requires weekly payments equal to certain specified amounts per product unit sold for which payment was received during the week. The per unit payment amounts range from $0.25 effective January 1, 2001, and adjust every six months up to $1.00 starting July 1, 2003, and continue thereafter at that rate until the note is fully paid. The terms of the note payable also require the Company to make principal payments on cash proceeds from the sale by the Company of its common stock. The amount of the required principal payments is equal to 15% of an adjusted per share price (as defined) up to $0.75 and 10% of an adjusted per share price of $0.76 and over. The note is convertible at the holder's discretion at any time in whole or in part into shares of the Company's common stock subject to the Company's right to prepay such amount otherwise to be converted. The conversion price is $0.40 per share subject to certain adjustments as specified arising from among other things any stock splits, stock dividends, consolidations or mergers. The note also provides it shall be junior and subordinate only to an amount not to exceed an additional

                          WORLDWIDE MEDICAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                    AS OF DECEMBER 31, 2001 AND 2000 AND FOR
           EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2001


6. DEBT RESTRUCTURING, CONTINUED
--------------------------------

$300,000 of bank or other institutional indebtedness in excess of that outstanding as of the date of the note agreement. In order to induce the Company to repay the note as quickly as possible, the Company agreed to the issuance and escrow of an additional 300,000 shares of its common stock with its legal counsel to be released to the note holder in specified increments. If the note is not fully paid after one year and prior to the 18th, the 24th, the 30th months, and then thereafter, the Company's attorney will cause the shares to be released from the escrow in increments of 75,000, 75,000, 50,000 or 100,000 shares, respectively, to the note holder. The issuance of the 300,000 shares resulted in the Company recognizing $99,000 of prepaid interest based on the fair value of the shares as of the date of the agreement. In 2002, the first $75,000 shares that had been escrowed were released to the entity. The prepaid interest is being amortized, on an interest method with an effective rate of 9.7% over the expected life of the note payable. In connection with this agreement, the Company issued three warrants to the same major shareholder and director to purchase 164,000, 246,000 and 246,000 shares of the Company's common stock at exercise prices of $0.20, $0.30 and $0.40, with expiration dates of December 31, 2001, 2002, and 2003, respectively. During 2001, the major shareholder and director exercised the 164,000 warrants. The Company recognized a $157,440 settlement expense arising from the issuance of the warrants. These warrants were valued at their fair value based on the Black Scholes Option Pricing Model as of the date of the agreement. If the Company ceases to sell test units (as defined); if during any three-month period annualized sales volume is less than $1,000,000; or if the note holder receives payments during any three-month period of less than $50,000; the note holder is entitled to issue a demand for all the unpaid note principal and all of the remaining unissued escrowed 300,000 common shares. The note payable is current as of the report date.

                          WORLDWIDE MEDICAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                    AS OF DECEMBER 31, 2001 AND 2000 AND FOR
           EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2001


7. NOTES PAYABLE
----------------

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

     Collateralized - Related Party

Note payable to a company owned by a major shareholder
   who is a director of the Company. A total of 300,000
   shares of the Company's common stock are held in
   escrow to be released in certain increments over the
   period that there is an unpaid balance on the note.
   The value of these shares has been recorded as
   prepaid interest, which is being amortized on an
   interest method to interest expense at an effective
   rate of 9.7% per annum. The note requires weekly
   payments equal to certain specified amounts per
   product unit sold. The note is collateralized by all
   of the assets of the Company and 1,515,000 shares of
   its common stock issued and presently held in trust
   by the Company's legal counsel (Note 6).                 506,524       --
                                                          ---------   ---------

Total notes payable - related party                         526,524      20,000
Less: current maturities                                   (207,000)    (20,000)
                                                          ---------   ---------
LONG TERM PORTION OF NOTES PAYABL- RELATED  PARTY         $ 319,524       --
                                                          =========   =========

                          WORLDWIDE MEDICAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                    AS OF DECEMBER 31, 2001 AND 2000 AND FOR
           EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2001


7. NOTES PAYABLE, CONTINUED
---------------------------

     Uncollateralized  -  Other
                                                             2001       2000
                                                             ----       ----

Note payable to a shareholder with an interest rate of
   10% per annum. The note matured in April 2000, has
   not been renewed or extended and is therefore
   treated as due on demand. In connection with the
   note, the Company granted 25,000 warrants to
   purchase the Company's common stock at $1.00 per
   share, exercisable immediately and expiring on
   October 15, 2002 and recorded a discount of $17,000
   on the note based on the fair value of the warrants.
   Discount of $9,917 was amortized to interest expense
   during 2001. No discount was amortized to interest
   expense in 2000. The note was fully paid in 2001.           --     $  35,000
                                                          ----------  ---------
Total notes payable, related parties                           --        35,000
Less: current maturities                                       --       (35,000)
                                                          ----------  ---------
LONG TERM PORTION OF NOTES PAYABLE                             --          --
                                                          ==========  =========

Maturities of notes payable for the years ended December 31,

2002                              $     207,000
2003                                    250,000
2004                                     69,524
2005 and thereafter                        --

Interest expense during the years ended December 31, 2001 and 2000 was $130,546 and $133,805, respectively.

     Convertible Debentures

During 2000, the Company issued convertible debentures for total proceeds of $798,794. The debentures were issued with a detachable warrant to purchase one share of the Company's common stock for each dollar raised and have an exercise price of $0.20. The warrants were immediately exercisable, and expired one year from the date of issuance. They bore interest at a rate of 12% per annum, mature one year from issuance and were convertible into the Company's common stock at $0.25 per share. Proceeds from the borrowing were allocated between the debt and the warrants based on their relative fair values. A discount of $113,172 was

                          WORLDWIDE MEDICAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                    AS OF DECEMBER 31, 2001 AND 2000 AND FOR
           EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2001


7. NOTES PAYABLE, CONTINUED
---------------------------

     Convertible Debentures, Continued

recorded on the note, which has been recognized as interest expense on a yield basis over the life of the related debt. The debentures were determined to have a beneficial conversion feature with intrinsic values totaling $205,647, which was recorded as debt discount and an increase in additional paid-in-capital. The corresponding discount was amortized to interest expense over the period from issuance of the notes to the date they became first convertible. All the debentures were convertible at any time, and accordingly, the total discount was charged to interest expense at the date of issuance. The debentures were immediately converted into the Company's common stock, and an aggregate of 3,195,177 shares were issued.

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


8. CAPITALIZED LEASE OBLIGATIONS
--------------------------------

The Company leases equipment under long-term noncancellable capital leases. Obligations under capital leases consist of the following:
                                                              2001      2000
                                                              ----      ----

Capital lease with a finance company with an interest
   rate of 14.25% per annum, with monthly principal and
   interest payments of $2,043, maturing in September
   2005                                                    $  71,688  $  83,716

Capital lease with a finance company with an interest
   rate of 21.94% per annum, with monthly principal and
   interest payments of $681, maturing in October 2003        12,244     17,130
                                                           ---------  ---------
Total  capitalized  lease  obligations                     $  83,932  $ 100,846
                                                           =========  =========

                          WORLDWIDE MEDICAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                    AS OF DECEMBER 31, 2001 AND 2000 AND FOR
           EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2001


8. CAPITALIZED LEASE OBLIGATIONS, CONTINUED
-------------------------------------------

Future minimum lease payments under capital leases are as follow for the year ending December 31:

2002                                         $  32,688
2003                                            31,326
2004                                            24,516
2005                                            19,209
2006                                                 -
                                             ---------
Total minimum lease payments                   107,739
Less: amount representing interest
at the incremental borrowing                   (23,807)
                                             ---------
Total value of minimum lease payments           83,932
     Less: current portion                     (21,449)
                                             ---------
CAPITALIZED LEASE OBLIGATIONS
NET OF CURRENT PORTION                       $  62,483
                                             =========

9. EXTRAORDINARY ITEM
---------------------

During 2001 and 2000, the Company settled certain payables with an aggregate balance of $106,478 and $70,335 for total cash payments of $38,347 and $24,000, resulting in gains of $68,104 and $46,334, or $0.01 per common share, respectively. The aggregate gain on the settlements is classified as an extraordinary item in the statement of operations.

10. RELATED PARTY TRANSACTIONS
------------------------------

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

                          WORLDWIDE MEDICAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                    AS OF DECEMBER 31, 2001 AND 2000 AND FOR
           EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2001


11. INCOME TAXES
----------------

The components of the provision for income taxes for the years ended December 31, 2001 and 2000 are as follows:
                                                           2001             2000
                                                           ----             ----
Current expense:
     Federal
     State                                                 $800             $800
                                                           ----             ----
                                                            800              800
                                                           ----             ----
Deferred benefit:
     Federal                                                --               --
     State                                                  --               --
                                                           ----             ----
Total provision                                            $800             $800
                                                           ====             ====

Significant components of the Company's deferred income tax assets and liabilities at December 31, 2001 and 2000 are as follows:

                                                      2001              2000
                                                      ----              ----
Deferred income tax asset:
     Accrued  expenses                            $     7,610       $    11,894
     Net operating losses                           2,149,510         1,633,388
     Other                                                272               272
                                                  -----------       -----------
Total deferred income tax asset                     2,157,392         1,645,554
Valuation allowance                                (2,147,576)       (1,635,556)
                                                  -----------       -----------
Total deferred income tax                               9,816             9,998
                                                  -----------       -----------
Deferred income tax liability:
     Depreciation                                       9,816             9,998
                                                  -----------       -----------
Total deferred income tax liability                     9,816             9,998
                                                  -----------       -----------
Net deferred income tax liability                        --                --
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

                          WORLDWIDE MEDICAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                    AS OF DECEMBER 31, 2001 AND 2000 AND FOR
           EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2001


11. INCOME TAXES, CONTINUED
---------------------------

Income tax expense differs from the expected amount by applying the federal statutory rate as follows:
                                                        2001         2000
                                                        ----         ----
Federal statutory                                      (34.0)%      (34.0)%
State income taxes                                       0.1          0.1
Nondeductible expense                                    0.3         10.3
Increase in valuation allowance                         33.7         23.7
                                                        -----       -----
                                                         0.1%        0.1%
                                                        =====       =====

At December 31, 2001, the federal and state net operating loss carryforwards are $5,785,706 and $2,063,016, respectively. The federal and state net operating losses will begin to expire in 2016 and 2002, respectively.

12. COMMITMENTS AND CONTINGENCIES
---------------------------------

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

     Management's Plan

Management plans include completion of the Company's development program and attainment of profitable operations by achieving sufficient sales to support the Company's cost structure. The future sales growth is planned to be achieved through distributors selling to hospitals, laboratories, law enforcement, and retail outlets. The Company's sales increased in the year 2001primarily due to

                          WORLDWIDE MEDICAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                    AS OF DECEMBER 31, 2001 AND 2000 AND FOR
           EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2001


12. COMMITMENTS AND CONTINGENCIES, CONTINUED
--------------------------------------------

     Management's Plan, Continued

the sale of its retail products. Management's plan includes the continued focus on sales efforts within the retail markets, given their higher gross profit margins, product and operating cost reductions, and the continued development of the Company's own laboratory and laboratory testing business.

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

Future minimum lease payments at December 31, 2001 are as follows:

2002                                     $ 125,941
2003                                       125,941
2004                                       125,941
2005                                       104,941
2006                                             -
                                         ---------
     TOTAL MINIMUM LEASE PAYMENTS        $ 482,764
                                         =========

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


12. COMMITMENTS AND CONTINGENCIES, CONTINUED
--------------------------------------------

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


12. COMMITMENTS AND CONTINGENCIES, CONTINUED
--------------------------------------------

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

13. LEGAL EXPENSE
-----------------

The Company experienced legal expense for the each of two years in the period ended December 31, 2001 as follows:

                                                           2001           2000
                                                           ----           ----
General and corporate securities matters                 $186,307       $ 97,236
Settlement related                                         95,387        163,091
                                                         --------       --------
TOTAL LEGAL EXPENSE                                      $281,694       $260,327
                                                         ========       ========

                          WORLDWIDE MEDICAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                    AS OF DECEMBER 31, 2001 AND 2000 AND FOR
           EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2001


14. STOCK COMPENSATION PLAN
---------------------------

The Company currently has a formal stock compensation plan that provides for the granting of options to employees and consultants.

     Employees

The following summarizes information about stock options granted and outstanding at December 31, 2001 and 2000, and changes during the years then ended:

                                                          Weighted
                                                          Average
                                                          Exercise
                                      Options               Price
                                      --------              -----
OUTSTANDING AT DECEMBER 31, 1999       254,000              $ 0.82
Granted                                 82,500                0.25
Exercised                                    -                   -
Cancelled                                    -                   -
Expired                               (100,000)               0.50
                                      --------              ------
OUTSTANDING AT DECEMBER 31, 2000       236,000                0.74
Granted                                      -                   -
Exercised                                    -                   -
Cancelled                                    -                   -
Expired                                      -                   -
                                      --------              ------
OUTSTANDING AT DECEMBER 31, 20         236,000              $ 0.74
                                      ========              ======

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


14. STOCK COMPENSATION PLAN, CONTINUED
--------------------------------------

     Nonemployees, Continued

The following summarizes information about warrants granted to nonemployees and outstanding at December 31, 2001 and 2000 and the changes during the years then ended.
                                                                    Weighted
                                                                     Average
                                                                    Exercise
                                                     Warrants         Price
                                                     --------         -----
BALANCE AT DECEMBER 31, 1999                          371,500         $0.79
Granted                                                     -            -
Exercised                                                   -            -
Cancelled                                                   -            -
Expired                                              (100,000)       (0.50)
                                                     --------        ------
BALANCE AT DECEMBER 31, 2000                          271,500          0.90
Granted                                                     -            -
Exercised                                                   -            -
Cancelled                                                   -            -
Expired                                               (30,000)       (1.70)
                                                     --------       ------
BALANCE AT DECEMBER 31, 2001                          241,500       $ 0.80
                                                     ========       ======

Summary information about the 271,500 warrants outstanding at December 31, 2001 follows:
                                       Warrants            Weighted
                                      Outstanding           Average
     Range of Exercise Prices      December 31, 2001    Contractual Life
     ------------------------      -----------------     ---------------
     $0.30 to $0.60                     150,000            2.9  years
     $0.75 to $1.50                     106,500            2.0  years
     $2.00                               15,000            1.0  years
                                        -------            ----------
                                        271,500            2.4  years
                                        =======            ==========

15. DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS
----------------------------------------------------------

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

                          WORLDWIDE MEDICAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                    AS OF DECEMBER 31, 2001 AND 2000 AND FOR
           EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2001


15. DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS, CONTINUED
---------------------------------------------------------------------

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

16. LOSS PER COMMON SHARE
-------------------------

The computation of basic and diluted loss per common share for the years ended December 31, 2001 and 2000 is as follows:
                                                      2001             2000
                                                      ----             ----
                                                  (As Restated)
Net loss available to common shareholders:
     Net loss before extraordinary                  (1,579,341)    $ (1,154,082)
     Extraordinary gain                                 68,104           46,334
                                                  ------------     ------------
     Net loss available to
     common shareholders
             (numerator)                          $ (1,511,237)    $ (1,108,548)
                                                  ============     ============

Weighted-average shares outstanding
basic and diluted (denominator)                     12,995,088        9,576,079
                                                  ============     ============

Basic and diluted loss per common share:
     Net loss before extraordinary gain           $      (0.12)    $      (0.12)
     Extraordinary gain                                   0.01             0.01
                                                  ------------     ------------
BASIC AND DILUTED LOSS PER COMMON SHARE           $      (0.11)    $      (0.11)
                                                  ============     ============

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

17. OUTSTANDING WARRANTS
------------------------

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

18. COMMON STOCK TRANSACTIONS
-----------------------------

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


18. COMMON STOCK TRANSACTIONS, CONTINUED
----------------------------------------

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

     Warrants Issued with Debentures

In 2000, the Company issued warrants to purchase 3,993,965 shares of common stock at $0.20 per share in conjunction with the issuance of convertible debentures. The proceeds from the sale of the debenture units was allocated between the debt and warrants based on their relative fair values resulting in the Company recognizing an interest expense of $113,172 in 2000. In 1999, the Company entered into a transaction with an individual to sell 300,000 shares of its restricted common stock for $150,000 in connection with its 1999 private placement. Subsequently, disputes arose over the transaction. In an effort to avoid litigation the

                          WORLDWIDE MEDICAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                    AS OF DECEMBER 31, 2001 AND 2000 AND FOR
           EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2001


18. COMMON STOCK TRANSACTIONS, CONTINUED
----------------------------------------

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

19. ACQUISITION OF SPECTRUM ANALYTICS, INC.
-------------------------------------------

On April 3, 2002, the Company acquired the other 50% interest of Spectrum Analytics, Inc. owned by Drs. Rojas and Moretti. The Company gave 50,000 shares of its common stock with an estimated fair market value of $21,500 and forgave $57,940 due from an entity owned by Dr. Moretti through which she held her ownership of Spectrum. As a result, Spectrum is a wholly owned subsidiary and the transaction will be recorded at the value of the shares given and the amount forgiven. Allocation of the purchase price has not yet been determined.

20. REGULATORY MATTERS
----------------------

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

The proposed settlement will require the Company to pay a total of $150,000 with $50,000 due within 45 days of the filing of the settlement with the FDA. The Company must make two additional payments of $50,000. The first of the payments

                          WORLDWIDE MEDICAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                    AS OF DECEMBER 31, 2001 AND 2000 AND FOR
           EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2001


20. REGULATORY MATTERS, CONTINUED
---------------------------------

is due no later than one year after the filing of the settlement, and the second $50,000 payment is due no later than two years after the filing of the settlement. In addition, the individual who is a former officer of the Company must pay a total of $100,000 with $20,000 due within two years and the additional $80,000 due within three years from the filing of the settlement. Interest shall accrue and be paid on all settlement amounts, except for the initial payment made by the Company, from the settlement filing date. The interest rate will be equal to the weekly average one-year constant maturity treasury yield for the first calendar week preceding the date of the filing of the settlement. The settlement document has not been filed as of the report date, and the applicable interest rate is currently at 2.61% per annum.

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

21. RESTATEMENT OF INTERIM FINANCIAL STATEMENTS
-----------------------------------------------

In the unaudited balance sheet and related unaudited statements of operations, shareholders' equity and cash flows of the Company as of September 30, 2001 and for the nine-month period then ended, the Company had consolidated the results of operations of Spectrum. This error was crrected when the financial statements as of September 30, 2001 and for the nine month period then ended were restated. The Company revised its financial statements and reported its 50% interest in Spectrum under the equity method of accounting. The effects of the correction of the error resulting in the restatement of the unaudited interim period financial statements are as follows:

                                                   As  Issued    As  Restated
                                                   ----------    ------------
Income before extraordinary items                   $282,036       $245,822
                                                    ========       ========
Net income                                          $327,517       $291,303
                                                    ========       ========
Earnings (loss) per share                           $   0.03       $   0.02
                                                    ========       ========

                          WORLDWIDE MEDICAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                    AS OF DECEMBER 31, 2001 AND 2000 AND FOR
           EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2001


22. UNAUDITED QUARTERLY FINANCIAL DATA
--------------------------------------

The following is a reconciliation of the nine months ended September 30, 2001 results of operations, which were impacted by the effect of year-end adjustments:
                              Original
                           As Reported In     As Restated In     Adjusted
                           Form 10SB/A-1      Form 10SB/A-2     As Restated
                           -------------      -------------     -----------

Net Sales                   $  2,624,729      $  2,624,729      $ 2,330,196(2)
                            ============      ============      ===========
Costs and expenses          $  2,297,212      $  2,333,426(1)   $ 2,667,323(3)
                            ============      ============      ===========

Net income  (loss)          $    327,517      $    291,303      $  (337,127)
                            ============      ============      ===========
Net income (loss)
per share - basic
and diluted                 $       0.03      $       0.02      $     (0.02)
                            ============      ============      ===========

The following is a reconciliation of the six months ended June 30, 2001 results of operations, which were impacted by the effect of year-end adjustments:

                                              Original
                                            As Reported In          Adjusted
                                              Form 10SB           As Restated
                                              ---------           -----------

Net Sales                                  $      2,005,549       $ 1,767,524(2)
                                           ================       ===========
Costs and expenses                         $      1,763,185       $ 1,783,824(3)
                                           ================       ===========
Net income (loss)                          $        242,364       $   (16,300)
                                           ================       ===========
Net income (loss) per
share - basic and diluted                  $           0.02       $     (0.00)
                                           ================       ===========


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

                          WORLDWIDE MEDICAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                    AS OF DECEMBER 31, 2001 AND 2000 AND FOR
           EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2001


22. UNAUDITED QUARTERLY FINANCIAL DATA, CONTINUED
-------------------------------------------------

(3) Adjustments to the following costs and expenses increased as shown below for the described periods:

                            Three Month           Nine Month         Six Month
                            Period Ended         Period Ended      Period Ended
                          December 31, 2001   September 30, 2001   June 30, 2001
                            (As Restated)        (As Restated)     (As Restated)
                            -------------        -------------     -------------

Increase in cost
of sales                     $   45,316            $ 313,336         $ 175,954
                             ==========            =========         =========
Increase (decrease)in
selling,
general, and
administrative
costs                        $  174,010            $(150,111)        $(283,488)
                             ==========            =========         =========
Increase (decrease) in
settlement
costs                        $  493,450            $   3,571         $  (3,571)
                             ==========            =========         =========
Increase (decrease) in
interest
expense                      $  (41,793)           $  49,478         $  30,435
                             ==========            =========         =========
Increase in
the loss in
Spectrum                     $   27,597            $ 136,686         $ 117,339
                             ==========            =========         =========

Increase in
gain on debt
settlement                   $     --              $ (19,063)        $ (16,030)
                             ==========            =========         =========

23.  RESTATED FINANCIAL DATA FOR FISCAL YEAR ENDING DECEMBER 31, 2001

The accompanying financial statements for the fiscal year ending December 31, 2001 have been restated to account for an additional $105,580 of expense relating to fiscal 2001 which was not recognized by the Company due to data which was (unknowingly at the time the financial statements were issued) incomplete. The adjustments related to unaccrued legal fees amounting to $82,080, unaccrued customer allowances of $15,500, and unaccrued director fees of $8,000. The effect of the restatement was to increase the loss before extraordinary gain and net loss to $1,579,341 and $1,511,237 from $1,473,761 and $1,405,657 respectively. The restatement had no effect on the per share amounts previously reported.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no events or conditions requiring reporting under the requirements of this item.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

MANAGEMENT

EXECUTIVE OFFICERS AND DIRECTORS

Our executive officers and directors are:

Name                  Age  Office
--------------------  ---  ------

Daniel G. McGuire. .   48  President, Chief Executive Officer, and
                           Chairman of the Board of Directors
Francisco J. Rojas .   53  Chief Scientific Officer and Director
Jeffrey C. Burke . .   45  Chief Financial Officer
Jemo Kang. . . . . .   60  Director
James G. Barrons . .   62  Director
G. Wendell Birkhofer   70  Director
David M. Jeranko . .   42  Director
Jeffrey H. Nicholas.   48  Director


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


                                         Annual Compensation                  Long-Term Compensation

                                                                    Awards        Payouts

Name and. . . . .                                        Other     Restricted    Securities
Principal . . . .                                       Annual       Stock       Underlying      LTIP        All Other
Position. . . . .  Year   Salary          Bonus    Compensation    Award(s)    Options/SARs   Payouts   Compensation (4)
-----------------  ----   ------          -----    ------------    --------    ------------   -------   ----------------
                              ($)            ($)             ($)         ($)             (#)       ($)

Daniel G. McGuire  2001  $ 125,000                    $ 7,200(1)                   35,000(2)
                   2000  $ 93,750 (3)  $ 20,000       $ 7,200(1)

H. Thad Morris. .  2000  $ 17,717 (4)         0             0           0                0         0                 0


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

Name and Address (1). . . . . . . . .  Number of Shares  Percentage of Class
-------------------------------------  ----------------  -------------------

Daniel G. McGuire (2) . . . . . . . .           389,929                 2.5%
Francisco Rojas (3) . . . . . . . . .           310,160                 2.0%
Jemo Kang (4) . . . . . . . . . . . .         3,728,514                22.0%
James G. Barrons (5). . . . . . . . .           307,500                 2.0%
G. Wendell Birkhofer (6). . . . . . .           110,000                   *
David M. Jeranko (7). . . . . . . . .           265,041                 1.7%
Jeffrey H. Nicholas (8) . . . . . . .            10,000                   *
Princeton BioMeditech Corporation (9)         3,728,514                22.0%
Citadel Capital Management Group (10)           950,000                 6.3%
All directors and executive officers
as a group (8 persons) (11) . . . . .         5,174,269                30.3%


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

Dated: May 20, 2002                     WORLDWIDE MEDICAL CORPORATION


                                        By: /S/ DANIEL G. MC GUIRE
                                        --------------------------
                                        Daniel G. McGuire
                                        President, Chief Executive Officer


                                        By: /S/ JEFFREY C. BURKE
                                        -----------------------
                                        Jeffrey C. Burke
                                        Chief Financial Officer


     In accordance with the Exchange Act, this Annual Report (Amended) has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                          Title                        Date
       ---------                          -----                        ----

/s/ DANIEL G. MC GUIRE          President, Chief Executive,        May 20, 2002
-----------------------         Officer, and Director
Daniel G. McGuire


/s/ DR. FRANCISCO ROJAS         Director                           May 20, 2002
-----------------------
Dr. Francisco Rojas

/s/ DR. JEMO KANG               Director                           May 20, 2002
--------------------
Dr. Jemo Kang


/s/ JAMES G. BARRONS            Director                           May 20, 2002
-----------------------
James G. Barrons


/s/ G. WENDELL BIRKHOFER        Director                           May 20, 2002
---------------------------
G. Wendell Birkhofer


/s/ DAVID M. JERANKO            Director                           May 20, 2002
-----------------------
David M. Jeranko


/s/ JEFFREY H. NICHOLAS         Director                           May 20, 2002
-----------------------
Jeffrey H. Nicholas

                                INDEX TO EXHIBITS

Exhibit Number               Description of Document
---------------              -----------------------

10.18                         2001 Stock Plan