Form 10QSB
period 2002-03-31
WORLDWIDE MEDICAL CORP/CA/
filed 2002-05-20
CIK 1159544

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


    [X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                   For quarterly period ended March 31, 2002.

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

Yes [ X ]         No [   ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date 15,108,704 as of May 14, 2002.

                  TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT

Yes [   ]         No [ X ]

                                TABLE OF CONTENTS



                                     PART I

    Item 1    Financial Statements

    Item 2    Management's Discussion and Analysis or Plan of Operations


                                     PART II

    Item 1    Legal Proceedings

    Item 2    Changes in Securities

    Item 3    Defaults Upon Senior Securities

    Item 4    Submission of Matters to a Vote of Security Holders

    Item 5    Other Information

    Item 6    Exhibits and Reports on Form 8-K


PART I - Financial Information
Item 1. Unaudited Consolidated Financial Statements


                              Worldwide Medical Corporation
                               CONSOLIDATED BALANCE SHEET
                                       (Unaudited)

ASSETS                                                                      March 31, 2002
     Current assets:
         Cash ............................................................   $       112
         Accounts receivable - trade, net of allowance of $13,524 ........       598,180
         Inventories .....................................................       748,030
         Prepaid expenses ................................................        90,671
         Other receivables:
         Note receivable from former officer .............................         7,749
         Due from Pyxis ..................................................        57,940
         Employee advances and other .....................................           524
                                                                             -----------
               Total current assets ......................................     1,503,206

     Property and equipment, net .........................................       178,780
     Investments in and advances to Spectrum Analytics, Inc. .............         7,673
     Other assets ........................................................        26,954
                                                                             -----------
TOTAL ASSETS .............................................................   $ 1,716,613
                                                                             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Lines of credit - financial institutions ............................   $   468,026
     Accounts payable - trade ............................................     1,001,730
     Accrued payroll and payroll taxes ...................................        38,150
     Accrued commissions - related party .................................       169,154
     Accrued expenses ....................................................       126,354
     Accrued interest ....................................................        34,957
     Accrued interest, related parties ...................................         1,300
     Accrued settlement obligations, current portion .....................       448,650
     Capital lease obligations - financial institutions, current portion .        21,449
     Notes payable, related parties, current portion .....................       498,000
                                                                             -----------
          Total current liabilities ......................................   $ 2,807,770

Capital lease obligations - financial institutions, net of current portion        53,311
Note payable, related party, net of current portion ......................       319,524
Accrued settlement obligations, noncurrent ...............................       367,500
                                                                             -----------
TOTAL LIABILITIES ........................................................     3,548,105
                                                                             -----------

STOCKHOLDERS' DEFICIT
Common stock ($0.01 par value, 30,000,000 shares authorized, 15,058,704
  shares issued and outstanding) .........................................       150,587
Additional paid-in capital ...............................................     4,289,800
Accumulated deficit ......................................................    (6,190,718)
Common stock receivables - officers ......................................       (72,366)
Common stock receivables - others ........................................        (8,795)
                                                                             -----------
TOTAL SHAREHOLDERS' DEFICIT ..............................................    (1,831,492)
                                                                             -----------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT ..............................   $ 1,716,613
                                                                             ===========


 (The accompanying notes are an integral part of the consolidated financial statements)




                                    Worldwide Medical Corporation
                                CONSOLIDATED STATEMENT OF OPERATIONS
                                             (Unaudited)


                                                                       Three months ended March 31,
                                                                           2002            2001
                                                                       ------------    ------------

Net Sales ..........................................................   $  1,121,352    $    838,693
Cost of sales ......................................................        391,538         355,993
                                                                       ------------    ------------
Gross Profit .......................................................        729,814         482,700
                                                                       ------------    ------------
Operating expenses:
Selling ............................................................        246,674         224,926
General and administrative .........................................        182,574         109,900
Professional fees ..................................................        147,722          32,583
Bad debt expense ...................................................         (1,000)         13,882
Depreciation and amortization ......................................         19,090          16,767
Settlement expense .................................................         17,500           3,571
Settlement expense - related party .................................           --           157,440
                                                                       ------------    ------------
Total operating expense ............................................        612,560         559,069
                                                                       ------------    ------------

                                                                       ------------    ------------
Income (loss)  from operations .....................................        117,254         (76,369)
                                                                       ------------    ------------

Other expense:
Interest expense ...................................................        (19,018)         (6,912)
Interest expense, related parties ..................................        (19,338)        (14,970)
                                                                       ------------    ------------
                                                                            (39,356)        (21,882)
                                                                       ------------    ------------

                                                                       ------------    ------------
Equity in losses of Spectrum Analytics, Inc. .......................        (71,841)        (55,488)
                                                                       ------------    ------------

Net income before provision for income taxes and extraordinary item:          6,057        (153,739)
Provision for income taxes .........................................           (620)           (327)
                                                                       ------------    ------------
Net income (loss) before extraordinary item ........................          5,437        (154,066)
Extraordinary gain on settlement of debt, net of tax effect of $0 ..           --            45,161
                                                                       ------------    ------------
NET INCOME (LOSS) ..................................................   $      5,437    $   (108,905)
                                                                       ============    ============

NET INCOME  (LOSS) PER SHARE, BASIC AND DILUTED ....................   $       0.00    $      (0.01)


Weighted average shares outstanding ................................     14,828,101      11,807,701


       (The accompanying notes are an integral part of the consolidated financial statements)



                          Worldwide Medical Corporation
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                      Three months ended March 31,
                                                            2002         2001


NET CASH PROVIDED BY OPERATING ACTIVITIES ............   $ 267,677    $  42,975


NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES ..     (78,406)     (70,177)



NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES ..    (190,743)     219,773
                                                         ---------    ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS ..............      (1,472)     192,571

CASH AT BEGINNING OF THE PERIOD ......................       1,584       15,824
                                                         ---------    ---------

                                                         ---------    ---------
CASH AT END OF PERIOD ................................   $     112    $ 208,395
                                                         =========    =========



        (The accompanying notes are an integral part of the consolidated financial statements)


                          Worldwide Medical Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002



1.   BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared by Worldwide Medical Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). These consolidated financial statements should be read in conjunction with the Company's Amended Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2001.

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position and results of operations. The results for the three month period ended March 31, 2002 are not necessarily indicative of the results expected for the full fiscal year.

2.   INVESTMENT

The Company has a 50% interest in Spectrum Analytics, Inc. ("Spectrum"), a diagnostic testing laboratory, which has been accounted for on the equity method since its inception in January 2001. Spectrum's only customer to date has been the Company for which it has provided confirmatory testing for home drug tests. The Company received credit for approximately $40,000 of the pre-organization costs it incurred and contributed fixed assets with a book value of approximately $10,000 for its 50% interest, while Drs. Rojas and Moretti each as to 25% (the other 50% investors who are employees of Spectrum) contributed laboratory equipment with a fair value of $50,000. The Company advanced additional funds to Spectrum during the three months ending March 31, 2002 while the other 50% investor was not obligated to nor did it provide additional financial support. Therefore, the Company's operations for the three months ending March 31, 2002 and 2001 include losses of $71,841 and $55,488 respectively, which represent 100% of the loss experienced by Spectrum for the periods.

3.   STOCK TRANSACTIONS

In March of 2002, we privately sold two and a half units of our securities; each unit consists of an aggregate of 12,500 shares of our common stock and one or more convertible debentures in the aggregate principal amount of $25,000, convertible into an aggregate of 50,000 shares of the Company's common stock. The initial term of each debenture is six months, subject to an extension of six months, at an annual interest rate of 10 percent. The conversion ratio for each debenture is initially set at $0.50 per share. Exemption from registration for each such transaction is claimed under Rule 504 under Regulation D of the Securities Act. The proceeds have been allocated to the securities involved based on the relative values of the instruments with any discount being amortized over the period in which the debt instrument first becomes convertible.

In March of 2002, we privately sold one unit of our securities; such unit consists of an aggregate of 250,000 shares of our common stock and one convertible debenture in the principal amount of $250,000, convertible into an aggregate of 500,000 shares of the Company's common stock. The initial term of the debenture is six months, subject to an extension of six months, at an annual interest rate of 10 percent. The conversion ratio for the debenture is initially set at $0.50 per share. Exemption from registration for such transaction is claimed under Rule 504 under Regulation D of the Securities Act. The proceeds have been allocated to the securities involved based on the relative values of the instruments with any discount being amortized over the period in which the debt instrument first becomes convertible.

4.   CUSTOMER ALLOWANCES

From time to time, the Company offers various allowances to its customers relating to promotions or incentives offered in order to secure new product distribution. The Company accounts for theses allowances over the period in which the related benefit is expected to be realized.

5.   SUBSEQUENT EVENTS

Acquisition of Spectrum Analytics, Inc.

On April 3, 2002, the Company purchased the remaining 50% of Spectrum's equity from Drs. Rojas and Moretti. The Company gave 50,000 shares of its common stock with an estimated fair market value of $21,500 and forgave $57,940 due from an entity owned by Dr. Moretti through which she held her ownership of Spectrum. As a result, Spectrum is a wholly owned subsidiary and the transaction will be recorded during the second quarter of 2002 at the value of the shares given and the amount forgiven.

Settlement of Regulatory Matters

In February 2001, the FDA filed an administrative civil penalties action against the Company and certain of its current and former officers (the "individuals") that sought penalties in the amount of $1,000,000 from the Company and a total of $2,290,000 from the individuals. In April 2002, the Company, the individuals, and the FDA agreed to enter into a settlement agreement (the "settlement") that resolves all FDA claims concerning the introduction of the Company's drug test products into interstate commerce during the period from July 1999 through June 2000. In May of 2002, a settlement document was signed by all parties. The settlement resolves all known FDA actions previously pending against the Company. The settlement document provides that none of its provisions shall be construed as an admission of liability by the Company and the individuals.

The settlement requires the Company to pay a total of $150,000 with $50,000 due within 45 days of the filing of the settlement within the public records. The Company must make two additional payments of $50,000. The first of the payments is due no later than one year after the filing of the settlement, and the second $50,000 payment is due no later than two years after the filing of the settlement. In addition, the individual who is a former officer of the Company must pay a total of $100,000 with $20,000 due within two years and the additional $80,000 due within three years from the filing of the settlement. Interest shall accrue and be paid on all settlement amounts, except for the initial payment made by the Company, from the settlement filing date. The interest rate will be equal to the weekly average one-year constant maturity treasury yield for the first calendar week preceding the date of the filing of the settlement. The settlement document has not been filed as of the report date, and the applicable interest rate is approximately 2.61% per annum.

The proposed settlement provides for the Company to guarantee the payment obligation of the former officer. Accordingly, the Company has recorded its obligation along with the former officer's payment obligation as a liability. The Company has not recorded an amount due from the same individual, as the former officer's future payments are contingent. If the individual makes any future payments on the FDA liability or repays the Company for payments it makes on his behalf, the Company will recognize income at that time

If the Company or the individual who have payment liabilities fails to make the necessary payments as described in the settlement, the interest rate doubles effective as of the settlement default date. Upon receipt of all payments under the settlement, the FDA will dismiss the administrative complaint. The other two individuals involved in the February 2001 FDA administrative penalties action are not obligated to make any payments under the settlement.

Item 2. Management's Discussion and Analysis

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or the Company's future financial performance. The Company has attempted to identify forward-looking statements by terminology including "anticipates," "believes," "expects," "can," "continue," "could," "estimates," "expects," "intends," "may," "plans," "potential," "predicts," "should" or "will" or the negative of these terms or other comparable terminology. These statements are only predictions, and forward-looking statements, and involve known and unknown risks, uncertainties and other factors, including the risks outlined under "Risk Factors" contained in Part I of this Quarterly Report that may cause the Company's actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. For all of these predictions and forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. The Company's expectations are as of the date this Form 10-QSB is filed, and the Company does not intend to update any of the forward-looking statements after the date this Quarterly Report on Form 10-QSB is filed to conform these statements to actual results, unless required by law.

GENERAL

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2001

Net Sales. Net sales for the three months ending March 31, 2002 and 2001 were $1,121,352 and $838,693, respectively. The increase of $282,659, or 33.7% can be primarily attributed to the Company securing additional customers and distribution channels, as well as obtaining additional product placements with some of its current customer base. The increase can also be attributed to the Company expanding its marketing efforts on cholesterol screening and the introduction of digital alcohol screening products. Further, during the three months ended March 31, 2002, the Company experienced significantly lower sales discounts and allowances compared to the three month period ended March 31, 2001 ($39,724 in 2002 compared to $242,849 in 2002). The higher than normal returns and allowances granted in 2001 were primarily a result of FDA-related voluntary returns in order to phase out old and non-compliant packaging.

Cost of Sales. Cost of sales for the three months ending March 31, 2002 and 2001 were $391,538 and $355,993, respectively. The primary reason for the increase in cost of sales is the increase in sales as discussed above. As a percentage of gross sales, cost of sales was 33.7% for the three months ended March 31, 2002 compared to 32.9% for the three months ended March 31, 2001. The change in cost of sales as a percentage of gross sales is primarily related to product mix of sales between the periods.

Selling Expenses. Selling expenses increased $21,748, to $246,674 for the three months ending March 31, 2002 compared to $224,926 for the three months ending March 31, 2001. This increase of 9.7% is primarily due to the Company incurring retail promotion expense at a higher rate in 2002 due to new programs with its expanding customer base. The increases in retail promotion expenses in 2002 were somewhat offset by reduced expenditures related to the printing of marketing and sales promotion material.

General and Administrative Expenses. General and Administrative expenses for the three months ending March 31, 2002 and 2001 were $182,574 and $109,900, respectively. This increase of $72,674, or 66.1% was related to additional headcount at the corporate office, general salary and wage increases, and higher than normal travel in 2002 in an effort to secure new distribution of the Company's products.

Professional Fees. Professional fees for the three months ending March 31, 2002 were $147,722, a 353.4% increase compared to professional fees for the three months ending March 31, 2001 of $32,583. The increase in professional fees is attributable to the Company registering its stock and filing its first 10-KSB in March of 2002 (the Company was not required to file an annual report in 2001), and to the settlement of various legal actions during the first quarter of 2002. See further discussion of legal proceedings in PART II, Item 1.

Bad Debt Expense. The Company experienced a recovery of a bad debt in the amount of $1,000 during the three months ending March 31, 2002. Bad debt expense for the three months ending March 31, 2001 was $13,882. Following the Company's change in management in early 2000, the Company adopted a policy to reduce the uncollectible receivables by reducing sales to non-consumer oriented retailers. As such, management has not provided a reserve for uncollectible receivables on the consolidated balance sheet included in the accompanying financial statements.

Settlement Expense. Settlement expense of $17,500 was significantly lower for the three months ending March 31, 2002, compared to the three months ending March 31, 2001 as legal proceedings which were settled during the first quarter of 2002 were accrued and included in the results of operations for the twelve months ending December 31, 2001. During the three months ending March 31, 2001, the Company incurred settlement expenses amounting to $161,011. The majority of the settlement expense incurred during the first quarter of 2001 relates to the cost of warrants granted a related party as part of a settlement with such individual. The total cost associated with the warrants was $157,440.

Interest Expense. Interest expense increased by $12,106, to $19,018 for the three months ending March 31, 2002, from $6,912 for the three months ending March 31, 2001. The increase in interest expense is associated with the Company's increase in the balance of its lines of credit which were utilized to help finance the Company's operations. The total balances owed under the Company's lines of credit were $468,026 as of March 31, 2002 compared with a total balance of $277,253 as of March 31, 2001.

Interest Expense - Related Parties. Interest expense associated with obligations to related parties increased by $4,368 to $19,338 for the three months ending March 31, 2002, compared to $14,970 for the three months ending March 31, 2001. The increase is primarily associated with the Company's short-term notes payable to related parties issued in March of 2002. For the three months ending March 31, 2001, there was only one outstanding note payable to a related party. As the note is a non-interest bearing note, the Company has imputed interest expense over the term of the note payable. The amount of imputed interest amortized decreases each period, consistent with the payments on the note.

Extraordinary Item - Gain on Settlement of Debt. During the three months ending March 31, 2001, the Company settled certain vendor obligations for cash payment of $24,877. Prior to settlement, the obligations totaled $70,038. As a result, the Company recorded an extraordinary gain on the settlement of debt in the amount of $45,161 for the three months ending March 31, 2001.

Equity Interest - Loss on equity interest in Spectrum Analytics increased by $16,353 for the three months ending March 31, 2002 compared to $55,488 for the three months ending March 31, 2001. The increase in loss is primarily due to Spectrum incurring higher overhead costs during the first quarter of 2002. See
Note 2 for further discussion of the Company's Investment in Spectrum Analytics.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our activities principally through cash flow from operations, debt financing and equity issuances, and advances from related parties. Our auditor's report for our 2000 and 2001 fiscal years contains a "going concern" opinion. We have negative working capital, our current liabilities are approximately $1.6 million larger than our current assets, and our total liabilities are approximately $1.9 million larger than our total assets. Since the change in management in the first half of 2000, the Company initially focused on solving the issues raised in the FDA warning letter, negotiating term agreements with its customers, and stabilizing the distribution network of its products. Further, management attended to obtaining availability of term and revolving debt, as discussed below. Finally, management attempted to increase the number of distributors and retail channels that sold the Company's products. As a result of these efforts, management believes that the stability of the Company's financial affairs and the outlook for its business prospects have improved during the preceding two years. However, the Company currently does not have any material, additional sources of liquidity available, whether from internal or external sources.

In July of 2000, we entered into a line of credit agreement with Citadel and Larry Osaki. The agreement provided us with a line of credit in an amount up to $250 thousand. In September of 2001, and in substitution therefor, we also executed our $250 thousand promissory note in favor of Citadel Capital Management Group, the name Citadel adopted in April of 2001. Interest accrues on the promissory note at the rate of 10 percent simple interest per annum and we may prepay any or all of the obligation without penalty. In September of 2001, we granted a warrant to purchase 100,000 shares of our common stock at a exercise price of $.20 per share to Citadel in connection with their accepting our promissory note in the amount of $250 thousand. The exercise price of the warrants was $.20 per share. In October of 2001, Citadel exercised such warrant through an offset of $20 thousand of our promissory obligations to them. As of the date of this Quarterly Report, we owe Citadel approximately $330 thousand pursuant to the terms of the note and a consensual $80 thousand over-advance, without penalty.

On February 20, 2001, we entered into a Loan and Security Agreement with Camel Financial, Inc. ("Camel"), and a Subordination Agreement with Citadel and Camel. The Loan and Security Agreement initially provided us with up to $250 thousand of advances against our available accounts receivable. During our 2001 fiscal year, Camel verbally amended the Loan and Security Agreement to increase our line of credit to $275 thousand. The Loan and Security Agreement expired on March 1, 2002, subject to automatic annual renewals, unless otherwise terminated in writing by either Camel or us not later than 30 days prior to the end of an annual term. For outstanding balances under $100 thousand, interest accrues at the rate of three percent per month; for outstanding balances in excess of $100 thousand, interest accrues at the rate of two and one-half percent per month; in no event shall the monthly interest be less than $2,500. The interest rate is subject to change by an amount equivalent to a change in the prime rate, as published in the Wall Street Journal. As of March 31, 2002, the interest rate was approximately two and one-half percent per month and our outstanding balance due to Camel was $138 thousand. In connection with the Loan and Security Agreement, Camel, Citadel, and we executed a Subordination Agreement, on February 20, 2001, pursuant to which Citadel subordinated its first position security interest in our assets to Camel.

As of March 31, 2002, we had cash and cash equivalents of $112 and negative working capital of $1.3 million. Cash provided by operating activities for the three months ended March 31, 2002, amounted to $268 thousand. Cash used in investing activities for the three months ended March 31, 2002, amounted to $78 thousand, primarily related to amounts invested in and advanced to Spectrum Analytics. Cash used in financing activities for the three months ended March 31, 2002, amounted to $191 thousand and consisted primarily of repayments of long-term obligations.

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

RISK FACTORS

Ownership of our common stock involves a high degree of risk. You should consider carefully the factors set forth below, as well as other information contained in this Quarterly Report and information previously filed on form 10-KSB.

RISKS RELATED TO OUR BUSINESS AND OUR MARKETPLACE

Limited Operating History. We have a limited history as a provider of confidential diagnostic tests for drugs of abuse and other medical conditions. We introduced our First Check family of diagnostic tests at the American Association of Clinical Chemistry annual convention in August of 1995. Commercial sales were first generated in December of 1995. We were considered a development-stage enterprise prior to 1996. We received our FDA 510(k) OTC clearances between June and October of 2000. As a result, it is difficult to evaluate our business and prospects.

Recurring Losses. We have never generated an annual profit. We cannot be certain that we can generate a profit on a quarterly or annual basis. If we do not achieve profitability, we cannot be certain that we can continue to operate as a going concern. Although management believes that our business plan is now generating revenues in an amount sufficient to generate "operational profitability," our "overall profitability," and our cash flow, continued to be adversely affected by certain historical items, e.g., obtaining 510(k) OTC clearance for certain of our products from the FDA, settlement of the FDA's administrative complaint, payment of certain sums to Costco Wholesale Corporation, and the PBM Note.

Dependence on Principal Products. We depend on sales of a limited number of products for our revenues. Historically, we have generated substantially all of our net revenues from our drugs of abuse tests. For our 2001 fiscal year, our drugs of abuse tests were responsible for approximately 82 percent of our net revenues, with the balance allocated between our alcohol breath scan and colorectal screening tests. Commencing late in our 2000 fiscal year, we began to increase our marketing attention for our colorectal screening test. As a result, that test was responsible for approximately 14 percent of our net revenues during the year ended December 31, 2001.

Concentration of Customers. Our revenues are generated from a limited number of customers; our customer base is concentrated; and the loss of one or more of our customers could cause our business to suffer. A substantial portion of our revenues has been, and is expected to continue to be, generated from a limited number of customers with large financial commitments. Two of our customers accounted for 75 percent of our sales for the year ended December 31, 2001. Two of our customers accounted for 87 percent of our accounts receivable balance at December 31, 2001. No other customers of ours individually accounted for 10 percent or more of our total revenues in 2001 or our accounts receivable balances at the end of such year. As a result, if a large contract is canceled or deferred or an anticipated contract does not materialize, our business would be harmed.

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

Limited Financing. We may need additional financing. Increases in our sales and the related expansion of our production will require significant expenditures. In addition, we will require significant funds to conclude the payment of our obligations to the FDA and certain of our other creditors. If we are not able to generate such capital thorough operating cash flow, we may seek to obtain such additional funds through public or private equity or debt financings. Such financings may result in dilution to current stockholders. There can be no assurance that such additional financings, if required, can be obtained on terms acceptable to us, if at all. If additional funds are not available, we may be required to curtail significantly or to eliminate some or all of our marketing programs and expected revenue growth. Currently, we have a limited receivable-based financing arrangement, but no other established bank credit arrangements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Quarterly Fluctuations in Results. Our revenues and operating results may vary significantly from period to period due to a number of factors. In future periods, our operating results may be below the expectations of public market analysts, if any, and of our investors, and the price of our common stock may fall. We believe that period-to-period comparisons of our overall and operating results may not provide an accurate indication of our future performance. Factors that could cause periodic fluctuations include:

-    the timing and volume of orders for our products;
-    changes in our pricing policies or in our cost of goods;
-    the timing of releases of new products or pricing policies by competitors;
     and
-    the entry into the market of new competitors.

Reliance on Vendors. We purchase the components for our products from outside vendors. Any significant interruption in the availability of the components for our products, or a significant increase in their cost, could harm our sales or adversely affect our margins unless and until we can secure alternative sources. However, management believes that each of the components utilized in our products will be available from alternative sources on acceptable terms and conditions.

Intellectual Property. We depend on our intellectual property, and litigation regarding our intellectual property could harm our business. Unauthorized use or misappropriation of our intellectual property could seriously harm our business. Our major intellectual property consists of our trademarks, which are important to the protection of our company and product names. These trademarks discourage unauthorized use of our product names and provide us with a method to enforce our rights in the event that an unauthorized use were to occur. However, third parties may infringe upon our intellectual property rights, and we may be unable to detect this unauthorized use or effectively enforce our rights. In addition, any legal action that we may bring to protect our intellectual property rights could be expensive and distract management from day-to-day operations of our business.

Claims. Claims by others that we infringe upon their intellectual property could divert our resources, result in unexpected license fees, and harm our business. We purchase all of the proprietary components of our products and have received assurances from our suppliers that such components do not infringe any otherwise unaffiliated third-party's intellectual property. Nevertheless, a third-party claim that our current or future products or technology infringes their proprietary rights could seriously harm our business and could distract our management from the operation of our business even if the claim is invalid. Furthermore, a judgment against us, even if we have indemnification claims against our suppliers, could require us to pay substantial damages and could also include an injunction or other court order that could prevent us from selling our products. If we faced a claim relating to proprietary technology, we might seek to license such technology, or develop our own, but we might not be able to do so. Our failure to obtain the necessary licenses or other rights or to develop non-infringing technology could prevent us from selling our products and could seriously harm our business.

RISKS RELATED TO OWNING OUR STOCK

We have received a "going concern" opinion from our auditor for the year ended December 31, 2001. Kelly & Co., in its independent auditors' report, expressed "substantial doubt" as to our ability to continue as a going concern. We have negative working capital, our current liabilities are approximately $1.3 million larger than our current assets, and our total liabilities are approximately $1.8 million larger than our total assets. Since the change in management in the first half of 2000, the Company initially focused on to solving the issues raised in the FDA warning letter, negotiating term agreements with its customers, and stabilizing the distribution network of its products. Further, management attended to obtaining availability of term and revolving debt. Finally, management attempted to increase the number of distributors and retail channels that sold the Company's products. As a result of these efforts, management believes that the stability of the Company's financial affairs and the outlook for its business prospects has improved. However, the Company currently does not have any material, additional sources of liquidity available, whether from internal or external sources.

Future sales of our common stock may depress our stock price. A significant number of shares of our common stock are freely tradable. If any of our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. In addition, such sales could create the perception in the public of difficulties or problems with our products and services. As a result, these sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

We do not intend to pay dividends; you will not receive funds without selling shares. We have never declared or paid any cash dividends on our capital stock and do not intend to pay dividends in the foreseeable future. We intend to invest our future earnings, if any, to fund our growth. Therefore, you will not receive any funds without selling your shares.

Our management controls a substantial percentage of our common stock. Our executive officers and directors beneficially own or control, directly or indirectly, outstanding shares of common stock, which in the aggregate represent approximately 21.7 percent of the outstanding shares of common stock, or approximately 30.3 percent of shares outstanding if all currently vested warrants and options and all presently convertible securities are exercised or converted. As a result, if some of these persons or entities act together, they may have the ability to control all matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any business combination. This may delay or prevent an acquisition or cause the market price of our stock to decline. Some of these persons or entities may have interests different than yours. For example, they may be more interested in selling the Company to an acquirer than other investors or may want us to pursue strategies that are different from the wishes of other investors.

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

For more than the preceding two years through May 13, 2002, prices for our common stock have been quoted by market makers in the Pink Sheets, which through its Electronic Quotation Service, provides an Internet-based, real-time quotation service for OTC equities and bonds for market makers and brokers. The Pink Sheets is separate and distinct from the OTC Bulletin Board, the Nasdaq Stock Market, or any other stock exchange. On May 14, 2002, NASD Regulation, Inc. provided formal clearance for one of our market makers to submit unpriced quotations on the OTC Bulletin Board for Worldwide Medical Corporation Common Stock. The OTC Bulletin Board is a regulated quotation service operated by the National Association of Securities Dealers, Inc. ("NASD") that displays real-time quotes, last sale prices, and volume information in over-the-counter equity securities like our common stock. The OTC Bulletin Board is separate and distinct from the Nasdaq Stock Market or any other stock exchange. We will not be required to meet or maintain any qualitative or quantitative standards for our common stock to be quoted on the OTC Bulletin Board.

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

PART II - OTHER INFORMATION

Item 1- Legal Proceedings

Settlement of Litigation

In August 2000, a former chief financial officer of the Company filed suit against the Company alleging breach of employment contract, wrongful termination, failure to pay compensation when due and violation of a California Labor Code Section. In October 2000, the Company filed a response denying the allegations. In February 2002, the parties entered into a memorandum of agreement to settle the lawsuit whereby the Company will pay the former employee a total of $27,000 in four installments during the first 90 days following the execution of the more formal settlement document. After the payment of the last $6,750 of the $27,000, the Company will then make fourteen consecutive monthly payments of $3,425. The Company will also issue 88,500 restricted shares of its common stock to the former employee. If the value of these shares in one year is not equal to $88,500, such additional shares will be issued or shares will be returned as is necessary until the then value of the shares equal this amount. In summary, the Company recognized a litigation settlement expense of $183,540 in the year ended December 31, 2001 including $20,090 related to the fair value of the shares provided for the Company's benefit by the former officer (president).

Amendment to Settlement with Customer

In June 2001, the Company settled a claim with a customer wherein the Company agreed to pay certain amounts followed by periodic payments over approximately two years. Since then, the Company has been unable to make the agreed payments as scheduled, and at December 31, 2001, the Company owed the customer $350,000. As a result, in April 2002, the Company and the customer agreed to modify the payment terms of the original agreement to provide for a one time estimated interest charge and the issuance of default warrants if the Company fails to make any of the required monthly payments. The modification requires the Company to pay $50,000 on May 15, 2002, and the $12,500 per month starting May 1, 2002 until $317,500 has been paid. Each warrant will not reduce the amount owed by the Company and expires two years after the date of issuance. These default warrants are exercisable at 75% of the average closing share price of the Company's common stock 10 days prior to the due date of the monthly payment in respect to which the Company is in default. In addition, the Company agreed to replace the stipulated judgment documentation with such other substitute documentation to permit the customer to seek and obtain from the court a judgment for $467,500 (which includes a $100,000 default penalty) less any payments made by the Company.


Item 2 - Changes in Securities

In March of 2002, we privately sold two and a half units of our securities; each unit consists of an aggregate of 12,500 shares of our common stock and one or more convertible debentures in the aggregate principal amount of $25,000, convertible into an aggregate of 50,000 shares of the Company's common stock. The initial term of each debenture is six months, subject to an extension of six months, at an annual interest rate of 10 percent. The conversion ratio for each debenture is initially set at $0.50 per share. Exemption from registration for each such transaction is claimed under Rule 504 under Regulation D of the Securities Act. The proceeds have been allocated to the securities involved based on the relative values of the instruments with any discount being amortized over the period in which the debt instrument first becomes convertible.

In March of 2002, we privately sold one unit of our securities; such unit consists of an aggregate of 250,000 shares of our common stock and one convertible debenture in the principal amount of $250,000, convertible into an aggregate of 500,000 shares of the Company's common stock. The initial term of the debenture is six months, subject to an extension of six months, at an annual interest rate of 10 percent. The conversion ratio for the debenture is initially set at $0.50 per share. Exemption from registration for such transaction is claimed under Rule 504 under Regulation D of the Securities Act. The proceeds have been allocated to the securities involved based on the relative values of the instruments with any discount being amortized over the period in which the debt instrument first becomes convertible.

Item 3 - Defaults Upon Senior Securities

None


Item 4 - Submission of Matters to a Vote of Security Holders

None


Item 5 - Other Information

None


Item 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibits
          None

     (b)  Reports on Form 8-K
          None

                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            WORLDWIDE MEDICAL CORPORATION


Date: May 20, 2002                          By: /s/ Daniel G. McGuire
------------------                          -------------------------
                                            Daniel G. McGuire
                                            President, Chief Executive Officer

Date: May 20, 2002                          By: /s/ Kevin J. Gadawski
------------------                          -------------------------
                                            Kevin J. Gadawski
                                            Chief Operating Officer


Date: May 20, 2002                          By: /s/ Jeffrey C. Burke
------------------                          ------------------------
                                            Jeffrey C. Burke
                                            Chief Financial Officer, Principal
                                            Accounting Officer