Form 10QSB
period 2002-06-30
WORLDWIDE MEDICAL CORP/CA/
filed 2002-08-19
CIK 1159544

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


    [X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                    For quarterly period ended June 30, 2002.

        [ ] Transition report under section 13 or 15(d) of the securities exchange act of 1934

       For the transition period from ________________ to _______________

                        Commission file number: 000-33263

                         Worldwide Medical Corporation
                  --------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


            Delaware                                             33-0601331
 ------------------------------                               -----------------
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation  or Organization)                             Identification No.)

                13 Spectrum Pointe Drive, Lake Forest, California    92630
                -------------------------------------------------   -------
                    (Address of principal executive offices)       (Zip Code)

                                 (949) 598-8378
                 ----------------------------------------------
                (Issuer's Telephone Number, including area code)


     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ]         No [   ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date 17,157,278 as of August 13, 2002.

                  TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT

Yes [   ]         No [ X ]

                                TABLE OF CONTENTS



                                     PART I

    Item 1   Financial Statements                                          F-1

    Item 2   Management's Discussion and Analysis or Plan of Operations     2


                                     PART II

    Item 1   Legal Proceedings                                             11

    Item 2   Changes in Securities                                         11

    Item 3   Defaults Upon Senior Securities                               12

    Item 4   Submission of Matters to a Vote of Security Holders           12

    Item 5   Other Information                                             12

    Item 6   Exhibits and Reports on Form 8-K                              12

PART I - Financial Information
Item 1. Unaudited Consolidated Financial Statements


                          Worldwide Medical Corporation
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

ASSETS                                                                June 30,
                                                                         2002
                                                                    -----------
     Current assets:
         Cash ..................................................    $       245
         Accounts receivable - trade, net of allowance of $0 ...        855,280
         Inventories ...........................................        457,167
         Prepaid expenses
                                                                         71,752
         Other receivables:
         Note receivable from former officer ...................          7,749
         Other short term notes receivable .....................         25,145
                                                                    -----------
               Total current assets ............................      1,417,338

     Property and equipment, net ...............................        199,450
     Goodwill ..................................................         38,661
     Other assets ..............................................         68,600
                                                                    -----------
TOTAL ASSETS ...................................................    $ 1,724,049
                                                                    -----------
LIABILITIES AND STOCKHOLDERS' EQUITY............................

Current liabilities:
     Lines of credit - financial institutions ..................    $   402,705
     Accounts payable - trade ..................................      1,052,181
     Accrued payroll and payroll taxes .........................         76,270
     Accrued commissions - related party .......................         34,216
     Accrued expenses ..........................................         81,147
     Accrued interest ..........................................         37,254
     Accrued interest - related parties ........................          7,213
     Accrued settlement obligations, current portion ...........        378,415
     Capital lease obligations - financial institutions,
      current portion ..........................................         21,449
     Notes payable, related parties, current portion ...........        603,384
                                                                    -----------
          Total current liabilities ............................    $ 2,694,234

Capital lease obligations - financial institutions, net
  of current portion ...........................................         42,958
Note payable, related party, net of current portion ............        319,524
Accrued settlement obligations, noncurrent .....................        342,500

                                                                    -----------
TOTAL LIABILITIES ..............................................      3,399,216
                                                                    -----------

STOCKHOLDERS' DEFICIT
Common stock ($0.01 par value, 30,000,000 shares authorized,
 16,916,028 shares issued and outstanding) .....................        169,160
Additional paid-in capital .....................................      4,894,272
Accumulated deficit ............................................     (6,657,438)
Common stock receivables - officers ............................        (72,366)
Common stock receivables - others ..............................         (8,795)
                                                                    -----------
TOTAL SHAREHOLDERS' DEFICIT ....................................     (1,675,167)
                                                                    -----------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT ....................    $ 1,724,049
                                                                    -----------

                 (The accompanying notes are an integral part of
                     the consolidated financial statements)


                                       Worldwide Medical Corporation
                                   CONSOLIDATED STATEMENT OF OPERATIONS
                                               (Unaudited)


                                            Three Months Ending June 30,     Six Months Ending June 30,
                                                2002            2001            2002            2001
                                            ------------    ------------    ------------    ------------
Net Sales ...............................   $    839,011    $    928,831    $  1,960,362    $  1,767,525
Cost of sales ...........................        391,435         333,468         782,971         687,572
                                            ------------    ------------    ------------    ------------
Gross Profit ............................        447,576         595,363       1,177,391       1,079,953
                                            ------------    ------------    ------------    ------------

Operating expenses:
Selling .................................        222,920         224,588         467,585         434,180
General and administrative ..............        424,861         101,966         670,399         229,090
Professional fees .......................        166,984          79,690         322,147         112,273
Bad debt expense ........................           --              --            (1,000)         13,882
Depreciation and amortization ...........         19,090          17,096          40,825          33,863
Settlement expense ......................          4,973            --            22,473           3,571
Settlement expense - related party ......           --              --              --           157,440
                                            ------------    ------------    ------------    ------------
   Total operating expense ..............        838,828         423,340       1,522,429         984,299
                                            ------------    ------------    ------------    ------------

Income (loss) from operations ...........       (391,252)        172,023        (345,038)         95,654
                                            ------------    ------------    ------------    ------------

Other expense:
Interest expense ........................        (21,067)        (19,272)        (47,217)        (26,184)
Interest expense - related parties ......        (53,602)        (13,846)        (65,808)        (28,816)

Equity in losses of Spectrum Analytics ..           --           (61,851)           --          (117,339)
                                            ------------    ------------    ------------    ------------

Net income (loss) before provision for
income taxes and extraordinary item .....       (465,920)         77,054        (458,063)        (76,684)
                                            ------------    ------------    ------------    ------------

Provision for income taxes ..............           (800)           (800)         (2,220)         (1,127)
                                            ------------    ------------    ------------    ------------
Net income (loss) before extraordinary
item ....................................       (466,720)         76,254        (460,283)        (77,811)

Extraordinary gain on settlement of debt,
net of tax effect of $0 .................           --            16,350            --            61,511

                                            ------------    ------------    ------------    ------------
                                                (466,720)         92,604        (460,283)        (16,300)
                                            ------------    ------------    ------------    ------------

Net income (loss) per share, basic and
diluted .................................          (0.03)           0.01           (0.03)          (0.00)

Weighted average shares outstanding .....     15,490,959      12,107,701      15,160,811      12,107,701


                              (The accompanying notes are an integral part of
                                  the consolidated financial statements)

                                                   F-2

                          Worldwide Medical Corporation
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                     Three months ended June 30,
                                                         2002           2001
                                                      ---------      ---------

NET CASH (USED IN) OPERATING ACTIVITIES               $(123,517)     $  (2,488)


NET CASH (USED IN) INVESTING ACTIVITIES                  (2,646)      (140,366)


NET CASH PROVIDED BY FINANCING ACTIVITIES               124,824        127,642
                                                      ---------      ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS                  (1,339)       (15,212)

CASH AT BEGINNING OF THE PERIOD                           1,584         15,824
                                                      ---------      ---------

                                                      ---------      ---------
CASH AT END OF PERIOD                                 $     245      $     612
                                                      ---------      ---------


                 (The accompanying notes are an integral part of
                     the consolidated financial statements)

                          Worldwide Medical Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002


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

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position and results of operations. The results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results expected for the full fiscal year.

2.   ACQUISITION OF SPECTRUM ANALYTIC'S, INC.

On April 3, 2002, the Company purchased the remaining 50% interest in Spectrum Analytics, Inc. ("Spectrum"). For the three and six months periods ended June 30, 2002, the results of the Company, and its wholly owned subsidiary are presented on a consolidated basis. For the three and six month periods ending June 30, 2001, the Company had a 50% interest in Spectrum, which was accounted for under the equity method. The acquisition is not considered material and, as such, pro-forma disclosures are not considered necessary as the impact would be immaterial to the previously reported results of operations.

3.   STOCK TRANSACTIONS

From May 21, 2002 thru June 30, 2002 the Company privately sold 1,244,000 shares of its restricted common stock for total proceeds of $311,000. As the shares were sold at $0.25 per share, the Company incurred discounts on private placements in the amount of $97,832, and incurred fees associated with the private placement which totaled $17,500 in cash and 16,400 shares of restricted common stock.

In June of 2002, the Company issued 427,172 shares of its restricted common stock as satisfaction of $106,793 in commissions due a related party.

Also in June of 2002, we privately sold two and a half units of our securities; each unit consists of an aggregate of 12,500 shares of our common stock and one or more convertible debentures in the aggregate principal amount of $25,000, convertible into an aggregate of 50,000 shares of the Company's common stock, with total proceeds of $62,500. The initial term of each debenture is six months, subject to an extension of six months, at an annual interest rate of 10 percent. The conversion ratio for each debenture is initially set at $0.50 per share. The proceeds have been allocated to the securities involved based on the relative values of the instruments with any discount being amortized over the period in which the debt instrument first becomes convertible.

4.   CUSTOMER ALLOWANCES

From time to time, the Company offers various allowances to its customers relating to promotions or incentives offered in order to secure new product distribution. The Company accounts for theses allowances over the period in which the related benefit is expected to be realized.

5.   SUBSEQUENT EVENTS

Stock Transactions

In July of 2002, the Company privately sold 200,000 shares of its restricted common stock to two accredited investors for total proceeds of $50,000. The shares were sold at $0.25 per share. Exemption from registration for such transaction is claimed under Rule 506 under Regulation D of the Securities Act.

Settlement of Regulatory Matters

As part of the settlement agreement executed with the FDA in May of 2002, the Company was required to remit an initial payment in the amount of $50,000 within 45 days of the filing of the settlement document within the public records. As of the date of this Quarterly Report, such payment has not yet been remitted by the Company, although such payment is now due and owing.

Customer Settlement

As part of the amended settlement with one of its customers, the Company was obligated to pay monthly payments in the amount of $12,500 beginning in May of 2002. The Company remitted the May payment late and has not yet remitted either the July or August payments, resulting in the issuance of three default warrants per the settlement agreement (for the purchase of an aggregate of approximately 142,500 shares at an average exercise price of approximately $0.275 per share). The Company has reached a verbal agreement with the customer to settle the entire amount outstanding with a one-time discounted cash payment and the issuance of shares of the Company's restricted common stock. The Company and the customer are currently formalizing this agreement which is contingent on the Company's ability to procure the required funds to make the lump-sum payment.

Settlement with Supplier

During the second quarter of 2002, the Company did not make the May or June payments called for in their agreement with a past supplier (nor has the Company made any further payments up thru the date of this filing). The Company has received verbal confirmation from a representative to the supplier to allow for a suspension of payments until September of 2002. As of the filing of this Quarterly Report, the Company is working on formalizing this agreement with the supplier.

Settlement of Litigation

During the second quarter of 2002, the Company executed an amended settlement agreement with a past employee. As of the date of this Quarterly Report, the Company has remitted the first payment per the settlement agreement in the amount of $6,750. The second and third payments ($6,750 each), and the first two scheduled monthly payments thereafter ($3,428.58 each), all of which are also due now, have not been remitted by the Company. The Company is currently in discussions with the other party regarding options for amending the settlement agreement, which may include a one-time discounted cash payment as payment in full should the Company succeed in procuring funds to make such payment.

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

GENERAL

Worldwide Medical Corporation ("Worldwide," the "Company," or "we"), is engaged in the marketing and distribution of accurate and confidential diagnostic tests that deliver immediate and preliminary results for detection of drugs of abuse and other medical conditions in humans, including, but not limited to, hidden blood in the stool, alcohol breath scans, and home screening for cholesterol. Products are sold under our trademark "First Check(R)" and promoted with our motto: "When the need to know is NOW." Our other diagnostic assays include fertility tests to detect pregnancy and ovulation and assays for certain infections and sexually transmitted diseases. In medicine, an "assay" is the means of measuring a substance of clinical interest. The results of the measurement are either qualitative, "yes/no," or quantitative, i.e. the number of an item, for example, red blood cells, in a sample. Sales of our ovulation and infectious disease diagnostic products have not been significant to date; primarily because of the limited resources we have available to market the products, competitive market-place issues, and the current lack of required governmental approval for those products.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2002 Compared to the Three Months Ended June 30,
2001

Net Sales. Net sales for the three months ending June 30, 2002 and 2001 were $839,011 and $928,831, respectively. The decrease of $89,820, or 9.6% can be primarily attributed to the timing of shipments as the Company had some significant shipments in early July of 2002 (subsequent to the end of the quarter - approximately $75 thousand). In addition, the 2001 numbers include approximately $175 thousand in revenue related to a former customer that went bankrupt in the third quarter of 2001. The Company's sales volume to national retailer customers continued to grow between the periods. Further, during the three months ended June 30, 2002, the Company experienced significantly lower sales discounts and allowances compared to the three month period ended June 30, 2001. The higher than normal returns and allowances granted in 2001 were primarily a result of FDA - related voluntary returns in order to phase out old and non compliant packaging.

Cost of Sales. Cost of sales for the three months ending June 30, 2002 and 2001 were $391,435 and $333,468, respectively. The primary reason for the increase in cost of sales is a shift in product mix (cost of sales related to the Company's digital alcohol products are higher than for the Company's drugs of abuse - nearly double). During the three months ended June 30, 2002, the Company had a higher percentage of sales relating to its digital alcohol products as compared to the same period a year ago based on filling initial distribution orders with a national retailer. Digital alcohol sales to this retailer were approximately $335 thousand during the period. In addition, the Company recorded an inventory adjustment based on the results of its physical count as of June 30, 2002 which were required based on inventory shrink and slow moving product. As a percentage of gross sales, cost of sales was 44.2% for the three months ended June 30, 2002 compared to 31.1% for the three months ended June 30, 2001.

Selling Expenses. Selling expenses decreased slightly ($1,668), to $222,920 for the three months ending June 30, 2002 compared to $224,588 for the three months ending June 30, 2001. For the three months ended June 30, 2002, the Company incurred retail promotion expense of $126,475, compared to retail promotion expense of $70,255 for the prior period. This increase was due to the Company investing in new business distribution during 2002. This increase was somewhat offset by reduced costs associated with advertising and marketing, $15,039 in 2002 compared to $48,011 in 2001.

General and Administrative Expenses. General and Administrative expenses for the three months ending June 30, 2002 and 2001 were $424,861 and $101,966, respectively. This increase of $322,895, or 316.7% was related to increased costs associated with the issuance of the Company's common stock in private placements (approximately $150,000 relating to discounts on stock issued and other costs associated with the private placement), additional headcount at the corporate office resulting in increased payroll costs, general salary and wage increases, and higher than normal travel in 2002 in an effort to secure new distribution of the Company's products. In addition, the general and administrative expenses of Spectrum Analytics, Inc., a wholly owned subsidiary of the Company as of April 3, 2002, are included in the general and administrative expenses for the three months ended June 30, 2002. In the prior year, the Company's investment in Spectrum was accounted for under the equity method and thus expenses incurred by Spectrum were not included in consolidated general and administrative expenses.

Professional Fees. Professional fees for the three months ending June 30, 2002 were $166,984, a 109.5% increase compared to professional fees for the three months ending June 30, 2001 of $79,690. The increase in professional fees is attributable to (i) increased legal and accounting fees related to the Company's public filings (the Company became subject to filing periodic reports subsequent to its second quarter in the prior year), and (ii) the settlement of various legal actions during the second quarter of 2002. In addition, the company incurred fees in 2002 relating to investor relations which were not incurred in 2001. See further discussion of legal proceedings in PART II, Item 1.

Settlement Expense. During the three months ended June 30, 2002, the Company incurred settlement expenses of $4,973 relating to default warrants issued a customer for late payments made to the customer based on the amended settlement agreement.

Interest Expense. Interest expense increased by $1,795, to $21,067 for the three months ending June 30, 2002, from $19,272 for the three months ending June 30, 2001. The slight increase is related to changes in the Company's lines of credit with financial institutions. The total balances owed under the Company's lines of credit were $402,705 as of June 30, 2002 compared with a total balance of $222,417 as of June 30, 2001.

Interest Expense - Related Parties. Interest expense associated with obligations to related parties increased by $39,756, to $53,602 for the three months ending June 30, 2002, from $13,846 for the three months ending June 30, 2001. The primary increase in interest expense is associated with the Company's debentures issued in March of 2002. The debentures accrue interest at a rate of 10% per annum. In addition, the Company issued stock to each holder of the debentures. The value of such stock is being amortized over the term of the debentures (six months) and recorded as interest expense in the Company's consolidated statement of operations. For the three months ending June 30, 2001, there was only one outstanding note payable to a related party. As the note was a non-interest bearing note, the Company imputed interest expense over the term of the note payable.

Extraordinary Item - Gain on Settlement of Debt. During the three months ending June 30, 2001, the Company settled certain vendor obligations resulting in gains of $16,350. The Company settled the obligations with cash from operations, and recorded an extraordinary gain on the settlement of debt in the amount of $16,350 in the consolidated statement of operations.

Equity Interest - On April 3, 2002, the Company purchased the remaining 50% interest in Spectrum. Spectrum became a wholly owned subsidiary on that date and the results of their operations are included in the consolidated statement of operations for the three months ended June 30, 2002. In the prior year, the Company had a 50% interest in Spectrum which was accounted for under the equity method. Thus, for the three months ended June 30, 2001, the Company's loss on equity interest in Spectrum was shown as a separate line item in the amount of ($61,851).

Six Months Ended June 30, 2002 Compared to the Six Months Ended June 30, 2001

Net Sales. Net sales for the six months ending June 30, 2002 and 2001 were $1,960,362 and $1,767,525, respectively. The increase of $192,837, or 10.9% can be primarily attributed to the Company securing additional customers and distribution channels, as well as obtaining additional product placements with some of its current customer base. The increase can also be attributed to the Company expanding its marketing efforts on cholesterol screening and digital alcohol screening products. In addition, the 2001 numbers include approximately $310 thousand in revenues relating to a customer who is no longer in business and $295 thousand of 1999 shipments, not recognized as revenue until 2001 based on the nature of the shipments (consigned inventory). Thus, the actual increase in revenue on the continuing "base business" was significantly higher for the six months ended June 30, 2002 compared with the six months ended June 30, 2001. Further, during the six months ended June 30, 2002, the Company experienced significantly lower sales discounts and allowances compared to the six month period ended June 30, 2001. The higher than normal returns and allowances granted in 2001 were primarily a result of FDA-related voluntary returns in order to phase out old and non-compliant packaging.

Cost of Sales. Cost of sales for the six months ending June 30, 2002 and 2001 were $782,971 and $687,572, respectively. The primary reason for the increase in cost of sales is the increase in sales as discussed above. As a percentage of gross sales, cost of sales were 38.3% for the six months ended June 30, 2002 compared to 31.9% for the six months ended June 30, 2001. The change in cost of sales as a percentage of gross sales is primarily related to product mix of sales between the periods, as the Company shipped approximately $335 thousand of Digital Alcohol product as an initial order to a national retailer. Cost of sales for the Company's Digital Alcohol product is significantly higher than the cost of sales related to the Company's Drugs of Abuse Tests. In addition, the company recorded inventory adjustments during the six months eneded June 30, 2002 based on the physical inventory counts as of that date related to inventory shrink and slow moving product.

Selling Expenses. Selling expenses increased $33,405, to $467,585 for the six months ending June 30, 2002 compared to $434,180 for the six months ending June 30, 2001. This increase of 7.8% is primarily due to the Company incurring retail promotion expense at a higher rate in 2002 due to new programs with its expanding customer base. The increases in retail promotion expenses in 2002 were somewhat offset by reduced expenditures related to the printing of marketing and sales promotion material.

General and Administrative Expenses. General and Administrative expenses for the six months ending June 30, 2002 and 2001 were $670,399 and $229,090, respectively. This increase of $441,309, or 192.6% was related to one time charges associated with the Company's private placements in 2002 (approximately $150,000), the inclusion of Spectrum Analytics Inc. general and administrative expenses as a wholly owned subsidiary (approximately $140,000), additional headcount at the corporate office, general salary and wage increases, and higher than normal travel in 2002 in an effort to secure new distribution for the Company's products.

Professional Fees. Professional fees for the six months ending June 30, 2002 were $322,147, a 186.9% increase compared to professional fees for the six months ending June 30, 2001 of $112,273. The increase in professional fees is attributable to the Company registering its stock and filing its first 10-KSB in March of 2002 (the Company was not required to file an annual report in 2001), and to the settlement of various legal actions during the first six months of 2002. See further discussion of legal proceedings in PART II, Item 1.

Bad Debt Expense. The Company experienced a recovery of a bad debt in the amount of $1,000 during the six months ending June 30, 2002. Bad debt expense for the six months ending June 30, 2001 was $13,882. Following the Company's change in management in early 2000, the Company adopted a policy to reduce the uncollectible receivables by reducing sales to non-consumer oriented retailers. As such, management has not provided a reserve for uncollectible receivables on the consolidated balance sheet included in the accompanying financial statements based on the history of no write-offs over the last two years.

Depreciation Expense. Depreciation expense increased by $6,962 primarily due to the inclusion of depreciation related to assets of Spectrum. Their were no significant purchases or write-offs off property plant and equipment in either period.

Settlement Expense. Settlement expense of $22,473 was significantly lower for the six months ending June 30, 2002, compared to the six months ending June 30, 2001 as legal proceedings which were settled during the first quarter of 2002 were accrued and included in the results of operations for the twelve months ending December 31, 2001. During the six months ending June 30, 2001, the Company incurred settlement expenses amounting to $161,011. The majority of the settlement expense incurred during the first quarter of 2001 relates to the cost of warrants granted a related party as part of a settlement with such company. The total cost associated with the warrants was $157,440.

Interest Expense. Interest expense increased by $21,033, to $47,217 for the six months ending June 30, 2002, from $26,184 for the six months ending June 30, 2001. The increase in interest expense is associated with the Company's increase in the balance of its lines of credit which were utilized to help finance the Company's operations. The total balances owed under the Company's lines of credit were $402,705 as of June 30, 2002 compared with a total balance of $222,417 as of June 30, 2001.

Interest Expense - Related Parties. Interest expense associated with obligations to related parties increased by $36,992 to $65,808 for the six months ending June 30, 2002, compared to $28,816 for the six months ending June 30, 2001. The increase is primarily associated with the Company's short-term notes payable to related parties issued in March of 2002. For the six months ending June 30, 2001, there was only one outstanding note payable to a related party. As the note was a non-interest bearing note, the Company imputed interest expense over the term of the note payable. The amount of imputed interest amortized decreases each period, consistent with the payments on the note.

Extraordinary Item - Gain on Settlement of Debt. During the six months ending June 30, 2001, the Company settled certain vendor obligations with cash payments from operations in the amount of $39,374. Prior to settlement, the obligations totaled $100,885. As a result, the Company recorded an extraordinary gain on the settlement of debt in the amount of $61,511 for the six months ending June 30, 2001.

Equity Interest - On April 3, 2002, the Company purchased the remaining 50% interest in Spectrum. Spectrum became a wholly owned subsidiary on that date and the results of their operations are included in the consolidated statement of operations for the six months ended June 30, 2002. In the prior year, the Company had a 50% interest in Spectrum which was accounted for under the equity method. Thus, for the six months ended June 30, 2001, the Company's loss on equity interest in Spectrum was shown as a separate line item in the amount of ($117,339).


LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our activities principally through cash flow from operations, debt financing and equity issuances, and advances from related parties. Our auditor's report for our 2000 and 2001 fiscal years contains a "going concern" opinion. We have negative working capital, our current liabilities are approximately $1.3 million larger than our current assets, and our total liabilities are approximately $1.7 million larger than our total assets. The Company currently does not have any active lines of credit with financial institutions. The Company is currently pursuing a financing arrangement with an SBA lender whereby the Company would receive a five year loan which would allow the Company to significantly improve its current cash position by executing payoffs on current "cash-draining" debt obligations. In addition, the prospective loan would provide funds for operations to allow the Company to stabilize its cash flow and have funds available to invest in generating new business. No assurances can be given that management will be successful in securing such a financing vehicle, however, the Company is actively pursuing various potential financing options with several lenders.

As of June 30, 2002, we had cash and cash equivalents of $245 and negative working capital of $1.3 million. Cash used by operating activities for the six months ended June 30, 2002, amounted to $124 thousand, primarily due to the net loss from operations, compared to $2 thousand for the prior period. Cash used in investing activities for the six months ended June 30, 2002, amounted to $3 thousand compared to $140 thousand for the prior period. Cash provided by financing activities for the six months ended June 30, 2002 and 2001, amounted to $125 thousand and $127 thousand, respectively. Cash provided by financing activities in 2002 consisted primarily of proceeds from private placements offset somewhat by repayments of amounts due on lines of credit. Cash provided by financing activities in 2001 was primarily related to proceeds received from the Company's lines of credit with financial institutions.

We have sustained significant losses, experienced negative cash flows from operations since inception, have had difficulties generating sufficient cash flow to meet obligations and sustain our operations, and have a stockholders' capital deficiency that raises substantial doubt about our ability to continue as a going concern. Our ability to meet our obligations in the ordinary course of business is dependent upon our ability to raise additional financing through public or private equity or debt financings and to operate profitably. While management believes that such funding will be available, the ability to obtain and the adequacy of such funding, if any, are uncertain. Further, the terms of our May 2001 debt settlement with Princeton BioMeditech Corporation ("PBM"), a former supplier to us and a major stockholder of ours, both directly and through its owner and one of our directors, Dr. Jemo Kang, restrict our ability to borrow from banks or other institutional lenders, as PBM is not obligated to subordinate its priority to such lenders for our obligations in excess of $300 thousand. Management believes that should such financing be arranged, PBM would cooperate with the Company in subordinating its priority position.

The Company has settled various litigation, which settlements have resulted in the Company agreeing to significant settlement payments in the future. As of the date of this filing, the Company has not made the July or August payments due Costco ($12,500 each), and was late on the May payment due Costco, resulting in the issuance of three default warrants per the settlement agreement (for the purchase of an aggregate of approximately 142,500 shares at an average exercise price of approximately $0.275 per share), has made neither the second and third payments due Vivian Younger nor the first two scheduled monthly payments thereafter ( for an aggregate of $20,357 owing), the first payment due the FDA ($50,000), the first payment due to Dr. and Mrs. Niccole ($5,000), or the balance of the stipulated judgment due IBC ($20,000).

The Company's plan for its 2002 fiscal year includes an increased level of sales, both to our current customers and to certain additional, similarly situated customers. Management believes that the Company's relations with its current customers, and the results of management's meaningful discussions with various additional potential customers, warrants that level of optimism. The Company has made progress to date securing additional distribution with such national retailers as CVS/pharmacy Drug Stores and Target Stores, Inc. Of course, no assurance can be provided that such other additional sales will occur, that they will provide sufficient margins to provide positive cash flow, or that the Company will be able to afford to produce and ship that increased level of our products. The Company also believes that the sales and debt trends established by current management subsequent to the receipt of the 510(k) OTC clearances from the FDA will provide the Company with the flexibility to reduce the current level of its debt or to re-finance such debt on terms that are more favorable to the Company, such as an increased level of credit availability and lower costs.

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

Recurring Losses. We have never generated an annual profit. We cannot be certain that we can generate a profit on a quarterly or annual basis. If we do not achieve profitability, we cannot be certain that we can continue to operate as a going concern. Although management believes that our business plan is now generating revenues in an amount sufficient to generate "operational profitability," our "overall profitability," and our cash flow, continued to be adversely affected by certain historical items, e.g., obtaining 510(k) OTC clearance for certain of our products from the FDA, settlement of the FDA's administrative complaint, payment of certain sums to Costco Wholesale Corporation, Vivian Younger, IBC and the PBM Note.

Dependence on Principal Products. We depend on sales of a limited number of products for our revenues. Historically, we have generated substantially all of our net revenues from our drugs of abuse tests. For our 2001 fiscal year, our drugs of abuse tests were responsible for approximately 82 percent of our net revenues, with the balance allocated between our alcohol breath scan and colorectal screening tests. Commencing late in our 2000 fiscal year, we began to increase our marketing attention for our colorectal screening test, our alcohol breath scan and colon screening test. As a result, these tests have steadily increased as a percentage of our overall revenues.

Concentration of Customers. Our revenues are generated from a limited number of customers; our customer base is concentrated; and the loss of one or more of our customers could cause our business to suffer. A substantial portion of our revenues has been, and is expected to continue to be, generated from a limited number of customers with large financial commitments. Two of our customers accounted for 75 percent of our sales for the year ended December 31, 2001. Two of our customers accounted for 87 percent of our accounts receivable balance at December 31, 2001. No other customers of ours individually accounted for 10 percent or more of our total revenues in 2001 or our accounts receivable balances at the end of such year. For the three and six months ended June 30, 2002, three of our customers represented 75% and 80% of our total sales, respectively. As of June 30, 2002, these three customers represented approximately 85% of our accounts receivable balance. As a result, if a large contract is canceled or deferred or an anticipated contract does not materialize, our business would be harmed.

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


Limited Financing. We may need additional financing. Increases in our sales and the related expansion of our production will require significant expenditures. In addition, we will require significant funds to conclude the payment of our obligations to the FDA and certain of our other creditors. If we are not able to generate such capital thorough operating cash flow, we may seek to obtain such additional funds through public or private equity or debt financings. Such financings may result in dilution to current stockholders. There can be no assurance that such additional financings, if required, can be obtained on terms acceptable to us, if at all. If additional funds are not available, we may be required to curtail significantly or to eliminate some or all of our marketing programs and expected revenue growth. Currently, we do not have any established bank credit arrangements.

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

RISKS RELATED TO OWNING OUR STOCK

We have received a "going concern" opinion from our auditor for the year ended December 31, 2001. Kelly & Co., in its independent auditors' report, expressed "substantial doubt" as to our ability to continue as a going concern. We have negative working capital, our current liabilities are approximately $1.3 million larger than our current assets, and our total liabilities are approximately $1.7 million larger than our total assets. Since the change in management in the first half of 2000, the Company initially focused on to solving the issues raised in the FDA warning letter, negotiating term agreements with its customers, and stabilizing the distribution network of its products. Further, management attended to obtaining availability of term and revolving debt. Finally, management attempted to increase the number of distributors and retail channels that sold the Company's products. As a result of these efforts, management believes that the stability of the Company's financial affairs and the outlook for its business prospects has improved. However, the Company currently does not have any material, additional sources of liquidity available, whether from internal or external sources.

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

Our management controls a substantial percentage of our common stock. Our executive officers and directors beneficially own or control, directly or indirectly, outstanding shares of common stock, which in the aggregate represent approximately 23.6 percent of shares outstanding if all currently vested warrants and options and all presently convertible securities are exercised or converted. As a result, if some of these persons or entities act together, they may have the ability to control all matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any business combination. This may delay or prevent an acquisition or cause the market price of our stock to decline. Some of these persons or entities may have interests different than yours. For example, they may be more interested in selling the Company to an acquirer than other investors or may want us to pursue strategies that are different from the wishes of other investors.

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

For more than the preceding two years through May 13, 2002, prices for our common stock have been quoted by market makers in the Pink Sheets, which through its Electronic Quotation Service, provides an Internet-based, real-time quotation service for OTC equities and bonds for market makers and brokers. The Pink Sheets is separate and distinct from the OTC Bulletin Board, the Nasdaq Stock Market, or any other stock exchange. On May 14, 2002, NASD Regulation, Inc. provided formal clearance for one of our market makers to submit unpriced quotations on the OTC Bulletin Board for Worldwide Medical Corporation Common Stock. The OTC Bulletin Board is a regulated quotation service operated by the National Association of Securities Dealers, Inc. ("NASD") that displays real-time quotes, last sale prices, and volume information in over-the-counter equity securities like our common stock. The OTC Bulletin Board is separate and distinct from the Nasdaq Stock Market or any other stock exchange. The OTC Bulletin Board is not a "Market" per se, but rather a quotation service for market makers. We will not be required to meet or maintain any qualitative or quantitative standards for our common stock to be quoted on the OTC Bulletin Board. In 2003, a new market called the BBX will take the OTC Bulletin Board's place. The BBX will not have minimum share price, income or asset requirements. The BBX will utilize a new automatic electronic trading system which should facilitate faster, more efficient trades, more accurate data collection and greater ability to observe trading patterns.

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


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

On May 22, 2002, the Company was named in an action, styled International Cancer Alliance For Research and Education a.k.a. International Cancer Alliance vs. Worldwide Medical Corporation; and DOES 1-100, inclusive, Orange County Superior Court, Case Number 02CC066662. Plaintiffs complaint is for breach of contract, open book account, unjust enrichment, specific performance, accounting, injunctive relief and declaratory relief. Plaintiffs allege that the Company breached its contract and failed to pay plaintiff amounts equal to $0.50 per kit sold beginning with the period August 6, 1988. Plaintiffs seek general compensatory and consequential damages in a sum to be established according to proof. The Company filed an answer to the complaint on June 28, 2002, in which the Company denied all the allegations contained therein.

On May 22, 2002, the Company was named in an action, styled James Diederich vs. Worldwide Medical Corporation; and Does 1-100, inclusive, Orange County Superior Court, Case Number 02CC06663. Plaintiffs complaint is for breach of contract (failure to pay commissions), breach of contract (failure to tender stock), quantum meruit, unjust enrichment, specific performance and accounting. Plaintiff alleges that the Company failed to compensate him for services provided and seeks monetary damages in the minimum principal amount of $350,000 and 145,000 shares of the Company's common stock. The Company filed an answer to the complaint on July 3, 2002, in which the Company denied all the allegations contained therein.

Item 2 - Changes in Securities

From May 21, 2002 thru June 30, 2002 the Company privately sold 1,244,000 shares of its restricted common stock for total proceeds of $311,000. As the shares were sold at $0.25 per share, the Company incurred discounts on private placements in the amount of $97,832, and incurred fees associated with the private placement which totaled $17,500 in cash and 16,400 shares of restricted common stock. Exemption from registration for such transaction is claimed under Rule 506 under Regulation D of the Securities Act.

In June of 2002, the Company issued 427,172 shares of its common stock as satisfaction of $106,753 in commissions due a related party. Exemption from registration for such transaction is claimed under Section 4(2) of the Securities Act.

Item 3 - Defaults Upon Senior Securities

None


Item 4 - Submission of Matters to a Vote of Security Holders

None


Item 5 - Other Information

None


Item 6 - Exhibits and Reports on Form 8-K

(a)      Exhibits
         None
         (b)Reports on Form 8-K
         None

                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            WORLDWIDE MEDICAL CORPORATION


Date:    August 19, 2002                    By:  /s/  Daniel G. McGuire
         ----------------                      --------------------------------
                                                      Daniel G. McGuire
                                                      President, Chief Executive
                                                      Officer

Date:    August 19, 2002                    By:  /s/  Kevin J. Gadawski
         ----------------                      --------------------------------
                                                      Kevin J. Gadawski
                                                      Chief Operating Officer,
                                                      Chief Financial Officer,
                                                      Principal Accounting
                                                      Officer