Form 10QSB
period 2002-09-30
WORLDWIDE MEDICAL CORP/CA/
filed 2002-11-19
CIK 1159544

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


    [X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                 For quarterly period ended September 30, 2002.

        [ ] Transition report under section 13 or 15(d) of the securities exchange act of 1934

       For the transition period from ________________ to _______________

                        Commission file number: 000-33263

                          WORLDWIDE MEDICAL CORPORATION
                          -----------------------------

                 (Name of Small Business Issuer in Its Charter)

                        DELAWARE                     33-0601331
             (State or other jurisdiction of      (I.R.S. Employer
             incorporation or organization)      Identification No.)


                 13 SPECTRUM POINTE DRIVE
                  LAKE FOREST, CALIFORNIA               92630
        (Address of principal executive offices)      (Zip Code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:    (949) 598-8378

     Check  whether  the  issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes [ X ]        No [   ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date 20,393,408 as of November 14, 2002.

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

    Item  6        Exhibits  and  Reports  on  Form  8-K

PART  I  -  FINANCIAL  INFORMATION

ITEM  1.          UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS


                     WORLDWIDE MEDICAL CORPORATION
                      CONSOLIDATED BALANCE SHEET
                             (UNAUDITED)

ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . .  September 30,2002

     Current assets:
         Cash . . . . . . . . . . . . . . . . . . . . . .  $       7,868
         Restricted Cash. . . . . . . . . . . . . . . . .        416,666
         Accounts receivable - trade, net of
           allowance of $0. . . . . . . . . . . . . . . .        807,510
         Inventories. . . . . . . . . . . . . . . . . . .        469,956
         Prepaid expenses . . . . . . . . . . . . . . . .         23,099
         Payroll advance to officer . . . . . . . . . . .         17,718
         Other receivables:
         Note receivable from former officer. . . . . . .          7,749
         Note receivable from officer  .. . . . . . . . .         25,000
         Other. . . . . . . . . . . . . . . . . . . . . .            145
                                                           --------------
               Total current assets . . . . . . . . . . .      1,775,711
     Property and equipment, net. . . . . . . . . . . . .        180,959
     Goodwill.. . . . . . . . . . . . . . . . . . . . . .         38,661
     Other assets . . . . . . . . . . . . . . . . . . . .         66,907
                                                           --------------
TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . .  $   2,062,238
                                                           --------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable - trade . . . . . . . . . . . . . .  $     687,241
     Accrued payroll and payroll taxes. . . . . . . . . .        117,214
     Accrued commissions - related party. . . . . . . . .         74,764
     Accrued interest . . . . . . . . . . . . . . . . . .         44,467
     Accrued expenses . . . . . . . . . . . . . . . . . .        108,803
     Accrued settlement obligations, current portion. . .        107,525
     Capital lease obligations - financial institutions,
        current portion . . . . . . . . . . . . . . . . .         21,449
     Notes payable, related parties, current portion. . .        328,052
                                                           --------------
          Total current liabilities . . . . . . . . . . .  $   1,489,515

Capital lease obligations - financial institutions,
  net of current portion. . . . . . . . . . . . . . . . .         32,205
Note payable, net of current portion. . . . . . . . . . .      1,650,000
Unamortized discount, long-term notes payable . . . . . .       (428,505)
Unamortized loan issue costs. . . . . . . . . . . . . . .       (196,879)
Accrued settlement obligations, noncurrent. . . . . . . .        150,000
                                                           --------------
TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . .      2,696,336
                                                           --------------

STOCKHOLDERS' DEFICIT
Common stock ($0.01 par value, 30,000,000
  shares authorized, 19,456,900 shares issued
  and outstanding). . . . . . . . . . . . . . . . . . . .        194,569
Additional paid-in capital. . . . . . . . . . . . . . . .      5,923,503
Accumulated deficit . . . . . . . . . . . . . . . . . . .     (6,671,009)
Common stock receivables - officers . . . . . . . . . . .        (72,366)
Common stock receivables - others . . . . . . . . . . . .         (8,795)
                                                           --------------
TOTAL SHAREHOLDERS' DEFICIT . . . . . . . . . . . . . . .       (634,098)
                                                           --------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT . . . . . . .  $   2,062,238
                                                           --------------


(The accompanying notes are an integral part of the consolidated financial statements)

                                          WORLDWIDE MEDICAL CORPORATION
                                       CONSOLIDATED STATEMENT OF OPERATIONS
                                                  (UNAUDITED)



                                             Three Months Ending September  30,    Nine Months Ending September 30,
                                                   2002             2001               2002             2001


Net Sales. . . . . . . . . . . . . . . . .  $       727,696   $       562,673   $     2,684,110   $     2,330,198
Cost of sales. . . . . . . . . . . . . . .          309,017           295,933         1,089,730           983,243
                                            ----------------  ----------------  ----------------  ----------------
Gross Profit . . . . . . . . . . . . . . .          418,679           266,740         1,594,380         1,346,955
                                            ----------------  ----------------  ----------------  ----------------

Operating expenses:
Selling. . . . . . . . . . . . . . . . . .          213,708           170,338           667,109           648,544
General and administrative . . . . . . . .          318,940           261,239         1,002,081           373,212
Professional fees. . . . . . . . . . . . .          122,238            89,595           445,435           212,885
Bad debt expense . . . . . . . . . . . . .                -                 -            (1,000)           13,882
Depreciation and amortization. . . . . . .           19,090            17,273            59,915            51,136
Settlement expense . . . . . . . . . . . .           31,293            10,204            53,766            13,775
Settlement expense - related party . . . .                -                 -                 -           157,440
                                            ----------------  ----------------  ----------------  ----------------
   Total operating expense . . . . . . . .          705,269           548,649         2,227,306         1,470,874
                                            ----------------  ----------------  ----------------  ----------------

Income (loss) from operations. . . . . . .         (286,590)         (281,909)         (632,926)         (123,919)
                                            ----------------  ----------------  ----------------  ----------------
Other expense:
Interest expense . . . . . . . . . . . . .          (16,813)          (21,998)          (64,030)          (48,172)
Interest expense - related parties . . . .          (44,475)          (12,695)         (109,033)          (41,511)

Equity in losses of Spectrum Analytics . .                -           (67,143)                -          (184,482)

Net income (loss) before provision
for income taxes and extraordinary
item . . . . . . . . . . . . . . . . . . .         (347,878)         (383,745)         (805,989)         (398,084)
                                            ----------------  ----------------  ----------------  ----------------
Provision for income taxes . . . . . . . .                -               408            (2,219)           (1,535)
                                            ----------------  ----------------  ----------------  ----------------
Net income (loss) before extraordinary
item . . . . . . . . . . . . . . . . . . .         (347,878)         (383,337)         (808,208)         (399,619)
                                            ----------------  ----------------  ----------------  ----------------

Extraordinary gain on settlement of debt,
net of tax effect of $0. . . . . . . . . .          334,354            62,511           334,354            62,511
                                            ----------------  ----------------  ----------------  ----------------
Net income (loss). . . . . . . . . . . . .  $       (13,524)  $      (320,826)  $      (473,854)         (337,108)
                                            ----------------  ----------------  ----------------  ----------------

Net  income (loss) per share, basic and
diluted. . . . . . . . . . . . . . . . . .            (0.00)            (0.02)            (0.03)            (0.03)

Weighted average shares outstanding. . . .       17,423,109        13,383,525        15,765,710        12,334,907

(The accompanying notes are an integral part of the consolidated financial statements)


                      WORLDWIDE MEDICAL CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)


                                          Nine months ended September 30,
                                                 2002          2001


NET CASH (USED IN) OPERATING ACTIVITIES. .  $ (1,318,177)   $(443,023)


NET CASH PROVIDED BY (USED IN) INVESTING
ACTIVITIES . . . . . . . . . . . . . . . .        15,844     (156,188)


NET CASH PROVIDED BY FINANCING ACTIVITIES.     1,725,283      583,522


NET CHANGE IN CASH AND CASH EQUIVALENTS. .       422,950      (15,689)
                                            -------------   ----------

CASH AT BEGINNING OF THE PERIOD. . . . . .         1,584       15,824
                                            -------------   ----------
CASH AT END OF PERIOD. . . . . . . . . . .  $    424,534    $     135
                                            -------------   ----------

(The accompanying notes are an integral part of the consolidated financial statements)

                          WORLDWIDE MEDICAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


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

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position and results of operations. The results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results expected for the full fiscal year.

2.     ACQUISITION  OF  SPECTRUM  ANALYTIC'S,  INC.

On April 3, 2002, the Company purchased the remaining 50% interest in Spectrum Analytics, Inc. For the three and nine month periods ended September 30, 2002, the results of the Company, and its wholly owned subsidiary are presented on a consolidated basis. For the three and nine month periods ending September 30, 2001, the Company had a 50% interest in Spectrum Analytics which was accounted for under the equity method. The acquisition is not considered material and as such, pro-forma disclosures are not considered necessary as the impact would be immaterial to the previously reported results of operations.

3.     STOCK  TRANSACTIONS

In July and August of 2002, the Company privately sold 300,000 shares of its restricted common stock to four accredited investors for total proceeds of $75,000. Exemption from registration for such transaction is claimed under rule 504 under Regulation D of the Securities Act.

In July and September of 2002, the Company converted approximately $258,333 of the March 2002 debentures into 1,133,332 shares of its common stock. Exemption from registration is claimed under Section 4(2) of the Securities Act.

Also in September of 2002, the Company issued 20,000 shares of its restricted common stock as satisfaction of approximately $5,000 in earned and unpaid compensation to one of its officers. Exemption from registration is claimed under Section 4(2) of the Securities Act.

In September of 2002, in conjunction with the Ziegler financing, the Company issued an aggregate of 1,274,000 shares of its common stock as additional consideration to four creditors whom either executed a discounted settlement in full with the Company or executed a forbearance agreement with the Company for any remaining obligation the Company has to the creditor. In connection with the financing, the Company issued to Ziegler warrants to acquire 2,598,053 shares of common stock, subject to anti-dilution protection as to price and as to the number of shares generally, at an exercise price of $0.10 per share, but the warrants may not be exercised unless the price of the Company's common stock equals or exceeds $0.20. The warrants are exercisable beginning in one year from closing. Exemption from registration is claimed under Section 4(2) of the Securities Act.

Also in September of 2002, the Company issued 643,750 shares as collateral against $105,000 of promissory notes issued to three accredited investors. The Company further issued 350,000 shares as collateral against the $62,500 debenture due December 15, 2002. Exemption from registration is claimed under
Section  4(2)  of  the  Securities  Act.

4.     CUSTOMER  ALLOWANCES

From time to time, the Company offers various allowances to its customers relating to promotions or incentives offered in order to secure new product distribution. The Company accounts for theses allowances over the period in which the related benefit is expected to be realized.

5.     LONG-TERM  FINANCING

On September 18, 2002, Worldwide Medical Corporation closed on $1,650,000 of financing with Ziegler Healthcare Fund I, L.P. ("Ziegler.") The financing is a five year note, bearing interest at the rate of 14% with interest-only payments in year one and secured by a first priority lien on all of the Company's tangible and intangible assets. The note is fully amortized at the end of year five. The note allows for pre-payment with a penalty of between 1% and 5% depending on when the pre-payment occurs. In connection with the financing, the Company issued to Ziegler warrants to acquire 2,598,053 shares of common stock, subject to anti-dilution protection as to price and as to the number of shares generally, at an exercise price of $0.10 per share, but the warrants may not be exercised unless the price of the Company's common stock equals or exceeds $0.20. The warrants are exercisable beginning one year from the closing.

Net  loan  proceeds  to  the  Company,  after  costs  and  fees of approximately
$187,000, were $1,463,000. The proceeds will be utilized by the Company as follows: approximately $453,000 (plus approximately $199,000 in Company common stock) was used to retire approximately $987,000 in liabilities; $450,000 was used to pay down approximately $772,000 in liabilities, and the creditors holding the balance of these liabilities executed forbearance agreements in which they have agreed to refrain from bringing any claims against the Company for failure by the Company to pay its debt to such creditor when due and to receive monthly payments based on a cash flow formula that allows the Company to pay Ziegler and its current operating expenses and to maintain certain financial covenants prior to paying any of such creditors; $50,000 was utilized to make the Company's scheduled payment due the FDA; $416,666 has been deposited in a restricted account for use in investing in new business opportunities and certain other purposes, all as approved by Ziegler from time to time during the term of the financing; and the remaining approximately $93,000 was used for working capital.

6.     SUBSEQUENT  EVENTS

Stock  Transactions

In October of 2002, the Company issued 250,000 shares of its common stock registered under form S-8 to consultants for services provided to the Company. Also in October 2002, the Company issued 350,000 total shares of its common stock registered under form S-8 to its three executive officers based on employment contracts executed with each of these officers effective October 1, 2002 (100,000 shares to Kevin Gadawski, CFO, 100,000 shares to Dr. Francisco Rojas, CSO, and 150,000 shares to Daniel McGuire, President & CEO).

In November of 2002, the Company issued 51,470 shares to Kevin Gadawski, CFO based on earned and unpaid compensation as a consultant prior to the execution of Mr. Gadawski's employment contract effective October 1, 2002.

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

RESULTS  OF  OPERATIONS

Three Months Ended September 30, 2002 Compared to the Three Months Ended September 30, 2001

Net Sales. Net sales for the three months ending September 30, 2002 and 2001 were $727,696 and $562,673, respectively. The increase of $165,023, or 29.3% can be primarily attributed to expanded distribution both in terms of additional product placements with the Company's base customers, and product placements with new customers, such as CVS, Pharmacy. Further, in 2001, the Company experienced higher than normal returns and allowances primarily due to the phasing out of non-compliant packaging.

Cost of Sales. Cost of sales for the three months ending September 30, 2002 and 2001 were $309,017 and $295,933, respectively. As a percentage of gross sales, cost of sales were 40.0% and 45.5% for the periods ending September 30, 2002 and 2001, respectively. Fluctuations in cost of sales as a percentage of gross sales are primarily a result of shifts in product mix (cost of sales for the Company's drugs of abuse tests are lower than the cost of sales for the Company' s alcohol breath scan or cholesteral and colorectal screening products).

Selling Expenses. Selling expenses increased by $43,370, to $213,708 for the three months ending September 30, 2002 compared to $170,338 for the three months ending September 30, 2001. The increase is primarily associated with the increased level of sales for the period ending September 30, 2002, compared to the period ending September 30, 2001. The Company has invested in new business distribution during 2002. These costs have been somewhat offset by reduced costs associated with advertising and marketing.

General and Administrative Expenses. General and Administrative expenses for the three months ending September 30, 2002 and 2001 were $318,940 and $261,239, respectively. This increase of $57,701, or 22.1% was related to increased costs associated with the issuance of the Company's common stock in private placements (approximately $22,000 relating to discounts on stock issued and other costs associated with the private placement), additional headcount at the corporate office resulting in increased payroll costs, general salary and wage increases, and higher than normal travel in 2002 in an effort to secure new distribution of the Company's products. In addition, the general and administrative expenses of Spectrum Analytics, Inc., a wholly owned subsidiary of the Company as of April 3, 2002, are included in the general and administrative expenses for the three months ended September 30, 2002. In the prior year, the Company's investment in Spectrum was accounted for under the equity method and thus expenses incurred by Spectrum were not included in consolidated general and administrative expenses.

Professional Fees. Professional fees for the three months ending September 30, 2002 were $122,238, a 36.4% increase compared to professional fees for the three months ending September 30, 2001 of $89,595. The increase in professional fees is primarily attributable to the Company incurring costs relating to investor relations which were not incurred in 2001. The Company has significantly reduced the cost of legal services incurred during the first half of the year relating to various litigation issues and to the Company becoming current on all of its filings to fully reporting status.

Settlement Expense. During the three months ended September 30, 2002, the Company incurred settlement expenses of $31,293 relating to the final amount issued to Interactive Business Channel to satisfy the obligation in full and common stock warrants issued to Costco Wholesale as part of the total consideration remitted to Costco to satisfy the Company's obligation in full.

Interest Expense. Interest expense decreased by $5,185, to $16,813 for the three months ending September 30, 2002, from $21,998 for the three months ending September 30, 2001. The slight decrease is related to changes in the Company's lines of credit with financial institutions.

Interest Expense - Related Parties. Interest expense associated with obli-gations to related parties increased by $31,780, to $44,475 for the three months ending September 30, 2002, from $12,695 for the three months ending September 30, 2001. The primary increase in interest expense is associated with the Company's debentures issued in March of 2002. The debentures accrue interest at a rate of 10% per annum. In addition, the Company issued stock to each holder of the debentures. The value of such stock is being amortized over the term of the debentures (six months) and recorded as interest expense in the Company's consolidated statement of operations.

Extraordinary Item - Gain on Settlement of Debt. During the three months ending September 30, 2002, the Company settled certain vendor obligations resulting in gains of $334,354. The Company settled the obligations as part of the Ziegler financing, by issuing cash and stock to certain creditors as payment in full on amounts owed those creditors. The value of the extraordinary gain recorded in the consolidated financial statements equates to the total amount of liabilities settled, less total cash and total value of stock issued by the Company. For the three months ended September 30, 2001, the Company settled certain other vendor obligations and recorded a gain on settlement in the amount of $62,511. The Company used cash from operations to settle the obligations.

Equity Interest - On April 3, 2002, the Company purchased the remaining 50% interest in Spectrum Analaytic's Inc. Spectrum became a wholly owned subsidiary on that date and the results of their operations are included in the consolidated statement of operations for the three months ended September 30, 2002. In the prior year, the Company had a 50% interest in Spectrum which was accounted for under the equity method. Thus, for the three months ended September 30, 2001, the Company's loss on equity interest in Spectrum Analytics was shown as a separate line item in the amount of ($67,143).

Nine Months Ended September 30, 2002 Compared to the Nine Months Ended September 30, 2001

Net Sales. Net sales for the nine months ending September 30, 2002 and 2001 were $2,684,110 and $2,330,198, respectively. The increase of $353,912, or 15.2% can be primarily attributed to the Company securing additional customers and distribution channels, as well as obtaining additional product placements with some of its current customer base. The increase can also be attributed to the Company expanding its marketing efforts on cholesterol screening and digital alcohol screening products. In addition, the 2001 numbers include approximately $310 thousand in revenues relating to a customer who is no longer in business and $295 thousand of 1999 shipments, not recognized as revenue until 2001 based on the nature of the shipments (consigned inventory). Thus, the actual increase in revenue on the continuing "base business" was significantly higher for the nine months ended September 30, 2002 compared with the nine months ended September 30, 2001. Further, during the nine months ended September 30, 2002, the Company experienced significantly lower sales discounts and allowances compared to the nine month period ended September 30, 2001. The higher than normal returns and allowances granted in 2001 were primarily a result of FDA-related voluntary returns in order to phase out old and non-compliant packaging.

Cost of Sales. Cost of sales for the nine months ending September 30, 2002 and 2001 were $1,089,730 and $983,243, respectively. The primary reason for the increase in cost of sales is the increase in sales as discussed above. As a percentage of gross sales, cost of sales were 38.7% for the nine months ended September 30, 2002 compared to 35.0% for the nine months ended September 30, 2001. The change in cost of sales as a percentage of gross sales is primarily related to product mix of sales between the periods, as during the nine months ending September 2002, the Company shipped approximately $335 thousand of Digital Alcohol product as an initial order to a national retailer. Cost of sales for the Company's Digital Alcohol product is significantly higher than the cost of sales related to the Company's Drugs of Abuse Tests.

Selling Expenses. Selling expenses increased $18,565, to $667,109 for the nine months ending September 30, 2002 compared to $648,544 for the nine months ending September 30, 2001. This increase of 2.8% is primarily due to the Company incurring retail promotion expense at a higher rate in 2002 due to new programs with its expanding customer base. The increases in retail promotion expenses in 2002 were somewhat offset by reduced expenditures related to the printing of marketing and sales promotion material.

General and Administrative Expenses. General and Administrative expenses for the nine months ending September 30, 2002 and 2001 were $1,002,081 and $373,212, respectively. This increase of $628,869, or 168.5% was related to one time charges associated with the Company's private placements in 2002 (approximately $150,000), the inclusion of Spectrum Analytics Inc. general and administrative expenses as a wholly owned subsidiary (approximately $165,000), additional headcount at the corporate office, general salary and wage increases, and higher than normal travel in 2002 in an effort to secure new distribution for the Company's products.

Professional Fees. Professional fees for the nine months ending September 30, 2002 were $445,435, a 109.2% increase compared to professional fees for the nine months ending September 30, 2001 of $212,885. The increase in professional fees is attributable to the Company registering its stock and filing its first 10-KSB in March of 2002 (the Company was not required to file an annual report in 2001), and to the settlement of various legal actions during the first nine months of 2002. See further discussion of legal proceedings in PART II, Item 1.

Bad Debt Expense. The Company experienced a recovery of a bad debt in the amount of $1,000 during the nine months ending September 30, 2002. Bad debt expense for the nine months ending September 30, 2001 was $13,882. Following the Company's change in management in early 2000, the Company adopted a policy to reduce the uncollectible receivables by reducing sales to non-consumer oriented retailers. As such, management has not provided a reserve for uncollectible receivables on the consolidated balance sheet included in the accompanying financial statements based on the history of no write-offs over the last two years.

Depreciation Expense. Depreciation expense increased by $8,779 primarily due to the inclusion of depreciation related to assets of Spectrum Analytics, Inc. There were no significant purchases or write-offs of property plant and equipment in either period.

Settlement Expense. Settlement expense of $53,766 was significantly lower for the nine months ending September 30, 2002, compared to the nine months ending September 30, 2001 as legal proceedings which were settled during the first quarter of 2002 were accrued and included in the results of operations for the twelve months ending December 31, 2001. During the nine months ending September 30, 2001, the Company incurred settlement expenses amounting to $161,011. The majority of the settlement expense incurred during the nine months ending September 30, 2001 relates to the cost of warrants granted a related party as part of a settlement with such individual. The total cost associated with the warrants was $157,440.

Interest Expense. Interest expense increased by $15,858, to $64,030 for the nine months ending September 30, 2002, from $48,172 for the nine months ending September 30, 2001. The increase in interest expense is associated with the Company's increase in the balance of its lines of credit which were utilized to help finance the Company's operations. As of September 30, 2002, the Company has completely paid off all balances under lines of credit with financial institutions.

Interest Expense - Related Parties. Interest expense associated with obli-gations to related parties increased by $67,522 to $109,033 for the nine months ending September 30, 2002, compared to $41,511 for the nine months ending September 30, 2001. The increase is primarily associated with the Company's short-term notes payable to related parties issued in March of 2002. For the nine months ending June 30, 2001, there was only one outstanding note payable to a related party. As the note was a non-interest bearing note, the Company imputed interest expense over the term of the note payable. The amount of imputed interest amortized decreases each period, consistent with the payments on the note.

Extraordinary Item - Gain on Settlement of Debt. During the nine months ending September 30, 2002, the Company settled certain vendor obligations resulting in gains of $334,354. The Company settled the obligations as part of the Ziegler financing, by issuing cash and stock to certain creditors as payment in full on amounts owed those creditors. The value of the extraordinary gain recorded in the consolidated financial statements equates to the total amount of liabilities settled, less total cash and total value of stock issued by the Company. For the nine months ended September 30, 2001, the Company settled certain other vendor obligations and recorded a gain on settlement in the amount of $62,511. The Company used cash from operations to settle the obligations

Equity Interest - On April 3, 2002, the Company purchased the remaining 50% interest in Spectrum Analaytic's Inc. Spectrum became a wholly owned subsidiary on that date and the results of their operations are included in the consolidated statement of operations for the nine months ended September 30, 2002. In the prior year, the Company had a 50% interest in Spectrum which was accounted for under the equity method. Thus, for the nine months ended September 30, 2001, the Company's loss on equity interest in Spectrum Analytics was shown as a separate line item in the amount of ($184,482).

LIQUIDITY  AND  CAPITAL  RESOURCES

On September 18, 2002, the Company completed a financing transaction with Ziegler Healthcare Fund I, L.P. ("Ziegler."). The Company issued a note for $1,650,000, at an annual interest rate of 14%. The note requires interest only payments in year one and is fully amortized after five years. The Company used approximately $953,000 of the proceeds to significantly improve the balance sheet by executing payoffs on current "cash-draining" debt obligations. In addition, over $400,000 of the proceeds have been set aside in a restricted account to be utilized to invest in new business. In connection with the financing, the Company issued to Ziegler warrants to acquire 2,598,053 shares of common stock, subject to anti-dilution protection as to price and as to the number of shares generally, at an exercise price of $0.10 per share, but the warrants may not be exercised unless the price of the Company's common stock exceeds $0.20. The warrants are exercisable beginning one year from the closing.

As of September 30, 2002, we had cash, cash equivalents, and restricted cash of $424,534 and our current assets exceed our current liabilities by $ 286,195. Cash used by operating activities for the nine months ended September 30, 2002, amounted to $1,318,177, compared to $443,023 for the prior period. Cash provided by investing activities for the nine months ended September 30, 2002, amounted to $15,844 compared to cash used in investing activities of $156,188 for the prior period. Cash provided by financing activities for the nine months ended September 30, 2002 and 2001, amounted to $1,725,283 and $583,522, respectively. Cash provided by financing activities in 2002 consisted primarily of proceeds from private placements proceeds from the issuance of a long-term note payable, offset somewhat by repayments on the Company's lines of credit with financial institutions. Cash provided by financing activities in 2001 was primarily related to proceeds received from the Company's lines of credit with financial institutions.

We have sustained significant losses, experienced negative cash flows from operations since inception and have had difficulties generating sufficient cash flow to meet obligations and sustain our operations. We have a stockholders' capital deficiency that raises substantial doubt about our ability to continue as a going concern. Our ability to meet our obligations in the ordinary course of business is dependent upon our ability to continue to increase our level of sales.

The Company has settled various litigation, that in the past had required the Company to make significant payments on a regular basis. In connection with the Ziegler financing, the Company has completely satisfied its obligations to Costco, Vivian Younger, IBC, and its first scheduled payment to the FDA. The next payment due the FDA is not due until the second quarter of 2003. The Company has not yet made the first payment due to Dr. and Mrs. Niccole ($5,000), even though that payment is now due and owing.

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

No assurance can be provided that the Company's lenders will agree with management on the Company's potential prospects or that the lenders will provide such expanded financial availability. As discussed above, if we are unable to increase our levels of sales or our levels of equity or debt and to operate profitably, we will face difficulties in continuing our business operations.

RISK  FACTORS

Ownership of our common stock involves a high degree of risk. You should consider carefully the factors set forth below, as well as other information contained in this Quarterly Report and information previously filed on form 10-KSB.

RISKS  RELATED  TO  OUR  BUSINESS  AND  OUR  MARKETPLACE

Limited Operating History. We have a limited history as a provider of confidential diagnostic tests for drugs of abuse and other medical conditions. We introduced our First Check family of diagnostic tests at the American
Association of Clinical Chemistry annual convention in August of 1995. Commercial sales were first generated in December of 1995. We were con-sidered a development-stage enterprise prior to 1996. We received our FDA 510(k) OTC clearances between June and October of 2000. As a result, it is difficult to evaluate our business and prospects.

Recurring Losses. We have never generated an annual profit. We cannot be certain that we can generate a profit on a quarterly or annual basis. If we do not achieve profitability, we cannot be certain that we can continue to operate as a going concern.

Dependence on Principal Products. We depend on the sales of a limited number of products for our revenues. Historically, we have generated substantially all of our net revenues from our drugs of abuse tests. For our 2001 fiscal year, our drugs of abuse tests were responsible for approximately 82 percent of our net revenues, with the balance allocated between our alcohol breath scan, cholesteral and colorectal screening tests.

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

Limited Financing. We may need additional financing. Increases in our sales and the related expansion of our production will require significant expendi-tures. In addition, we will require significant funds to conclude the payment of our obligations to the FDA and certain of our other creditors. If we are not able to generate such capital thorough operating cash flow, we may seek to obtain such additional funds through public or private equity or debt financings. Such financings may result in dilution to current stockholders. There can be no assurance that such additional financings, if required, can be obtained on terms acceptable to us, if at all. If additional funds are not available, we may be required to curtail significantly or to eliminate some or all of our marketing programs and expected revenue growth. Currently, we do not have any established bank credit arrangements.

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

RISKS  RELATED  TO  OWNING  OUR  STOCK

We have received a "going concern" opinion from our auditor for the year ended December 31, 2001. Kelly & Co., in its independent auditors' report, expressed "substantial doubt" as to our ability to continue as a going concern. Our total liabilities are approximately $634 thousand larger than our total assets. Since the change in management in the first half of 2000, the Company initially focused on solving the issues raised in the FDA warning letter, negotiating term agreements with its customers, and stabilizing the distribution network of its products. Further, management attended to obtaining availability of term and revolving debt. Finally, management attempted to increase the number of distributors and retail channels that sold the Company's products. As a result of these efforts, management believes that the stability of the Company's financial affairs and the outlook for its business prospects has improved.

Future sales of our common stock may depress our stock price. A signi-ficant number of shares of our common stock are freely tradable. If any of our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. In addition, such sales could create the perception in the public of difficulties or problems with our products and services. As a result, these sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

We do not intend to pay dividends; you will not receive funds without selling shares. We have never declared or paid any cash dividends on our capital stock and do not intend to pay dividends in the foreseeable future. We intend to invest our future earnings, if any, to fund our growth. Therefore, you will not receive any funds without selling your shares.

Our management controls a substantial percentage of our common stock. Our executive officers and directors beneficially own or control, directly or indirectly, outstanding shares of common stock, which in the aggregate represent approximately 11.0 percent of shares outstanding if all currently vested warrants and options and all presently convertible securities are exercised or converted. As a result, if some of these persons or entities act together, they may have the ability to control all matters submitted to our stock-holders for approval, including the election and removal of directors and the approval of any business combination. This may delay or prevent an acquisition or cause the market price of our stock to decline. Some of these persons or entities may have interests different than yours. For example, they may be more interested in selling the Company to an acquirer than other investors or may want us to pursue strategies that are different from the wishes of other investors.

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

PART  II  -  OTHER  INFORMATION

ITEM  1.          LEGAL  PROCEEDINGS

On October 9, 2002, the Company was named in an action, styled Rawhide Internet Services, Inc vs. Worldwide Medical Corporation and James G. Barrons; Toledo Municipal Court, Lucas County, Ohio, Case Number CVF-02019152. Plaintiffs complaint is for breach of contract. Plaintiffs allege that the Company breached its contract and are requesting damages in the amount of $8,000, together with attorneys' fees, judgment interest as required by law, and costs incurred herein. The Company believes the case is without merit and intends to defend the allegations contained therein.

ITEM  2.          CHANGES  IN  SECURITIES

In July and August of 2002, the Company privately sold 300,000 shares of its restricted common stock to four accredited investors for total proceeds of $75,000. Exemption from registration for such transaction is claimed under rule 504 under Regulation D of the Securities Act.

In July and September of 2002, the Company converted approximately $258,333 of the March 2002 debentures into 1,133,332 shares of its common stock. Exemption from registration is claimed under Section 4(2) of the Securities Act.

Also in September of 2002, the Company issued 20,000 shares of its restricted common stock as satisfaction of approximately $5,000 in earned and unpaid compensation to one of its officers. Exemption from registration is claimed under Section 4(2) of the Securities Act.

In September of 2002, in conjunction with the Ziegler financing, the Company issued an aggregate of 1,274,000 shares of its common stock as additional consideration to four creditors whom either executed a discounted settlement in full with the Company or executed a forbearance agreement with the Company for any remaining obligation the Company has to the creditor. In connection with the financing, the Company issued to Ziegler warrants to acquire 2,598,053 shares of common stock, subject to anti-dilution protection as to price and as to the number of shares generally, at an exercise price of $0.10 per share, but the warrants may not be exercised unless the price of the Company's common stock equals or exceeds $0.20. The warrants are exercisable beginning in one year from closing. Exemption from registration is claimed under Section 4(2) of the Securities Act.

Also in September of 2002, the Company issued 643,750 shares as collateral against $105,000 of promissory notes issued to three accredited investors. The Company further issued 350,000 shares as collateral against the $62,500 debenture due December 15, 2002. Exemption from registration is claimed under
Section  4(2)  of  the  Securities  Act.

ITEM  3.          DEFAULTS  UPON  SENIOR  SECURITIES

     None

ITEM  4.          SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None

ITEM  5.          OTHER  INFORMATION

     None

ITEM  6.          EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits

        99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002

        99.2 Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002

(b)     Reports  on  Form  8-K

     None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             WORLDWIDE  MEDICAL  CORPORATION


Date:     November  19,  2002                By:  /s/  Daniel  G. McGuire
                                             -----------------------------------
                                             Daniel G. McGuire
                                             President, Chief Executive Officer


Date:     November  19,  2002                By:  /s/  Kevin  J. Gadawski
                                             -----------------------------------
                                             Kevin J. Gadawski
                                             Chief Operating Officer, Chief
                                             Financial Officer, Principal
                                             Accounting Officer